Form 10-Q
period 1995-03-03
THORN APPLE VALLEY INC
filed 1995-04-14
CIK 38851

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For the forty weeks ended March 3, 1995 Commission file number 0-6566


                            Thorn Apple Valley, Inc.
             (Exact name of Registrant as specified in its charter)


                  Michigan                               38-1964066
         (State of other jurisdiction of      (IRS Employer Identification No.)
         incorporation or organization)


 18700 West Ten Mile Road, Southfield, Michigan                      48075
    (Address of principal executive offices)                       (zip Code)


 Registrant's telephone number, including area code            (810) 552-0700


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section II or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No _____.

At March 3, 1995, there were 5,767,069 shares of Common stock outstanding.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                           ASSETS
                                                                             March 3,                May 27,
                                                                              1995                    1994
                                                                             --------                -------
Current assets:
  Cash and cash equivalents                                                $  7,629,078           $ 17,441,675
  Short-term investments                                                        531,064                531,064
  Accounts receivable, less allowance for doubtful accounts
    (Mar. 3, 1995, $960,800; May 27, 1994, $731,800)                         45,603,457             44,190,499
  Inventories (Note 2)                                                       47,646,756             43,780,184
  Deferred income taxes (Note 6)                                              1,609,200              1,448,000
  Prepaid expenses and other current assets                                   4,590,346              3,269,690
                                                                           ------------           ------------
         Total current assets                                               107,609,901            110,661,112
                                                                           ------------           ------------
Property, plant and equipment:
  Land                                                                        1,199,382              1,198,882
  Buildings and improvements                                                 27,815,717             26,617,133
  Machinery and equipment                                                   103,101,380            100,476,202
  Transportation equipment                                                    7,713,867              7,238,986
  Property under capital leases                                               3,787,218              3,787,218
  Construction in progress                                                   44,902,136             16,775,833
                                                                           ------------           ------------
                                                                            188,519,700            156,094,254
      Less accumulated depreciation                                          93,717,914             87,834,957
                                                                           ------------           ------------
                                                                             94,801,786             68,259,297
                                                                           ------------           ------------
Other assets                                                                  8,158,406              6,521,676
                                                                           ------------           ------------
                                                                           $210,570,093           $185,442,085
                                                                           ============           ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                         $ 31,123,724           $ 33,970,384
  Notes payable, banks (Note 3)                                               6,870,000
  Notes payable, officer                                                      3,206,499              1,998,029
  Accrued liabilities                                                        22,541,638             20,634,804
  Current portion of long-term debt                                           2,059,228              1,701,091
  Income taxes (Note 6)                                                       1,367,603                526,722
                                                                           ------------           ------------
        Total current liabilities                                            67,168,692             58,831,030
                                                                           ------------           ------------
Long-term debt                                                               37,045,805             27,936,985
                                                                           ------------           ------------
Deferred income taxes (Note 6)                                                2,951,900              2,504,000
                                                                           ------------           ------------


Shareholders' equity:
  Preferred stock:  $1 par value; authorized 200,000 shares; issued none
  Common nonvoting stock:  $.10 par value; authorized 20,000,000 shares; issued none
  Common voting stock:  $.10 par value; authorized 20,000,000 shares;
     issued 5,767,069 shares
   Mar. 3, 1995 and 5,803,073 shares May 27, 1994                               576,707                580,307
  Capital in excess of par value                                              3,491,815              4,778,498
  Retained earnings                                                          99,335,174             90,811,265
                                                                           ------------           ------------
                                                                            103,403,696             96,170,070
                                                                           ------------           ------------
                                                                           $210,570,093           $185,442,085
                                                                           ============           ============




                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                    Twelve Weeks Ended                Forty Weeks Ended
                                                                    ------------------                -----------------
                                                                March 3,           March 4,          March 3,          March 4,
                                                                 1995               1994              1995              1994
                                                                --------           --------          --------          --------
Net sales                                                     $163,555,824       $173,316,493     $585,826,349        $594,303,791
                                                              ------------       ------------     ------------        ------------
Operating costs and expenses:
  Cost of goods sold, including delivery costs                 151,007,669        155,187,117      524,337,231         532,599,331
  Selling                                                        5,670,761          5,782,572       18,961,295          19,006,283
  General and administrative                                     4,651,066          5,360,397       17,762,752          17,795,498
  Depreciation                                                   2,434,072          2,136,641        8,189,720           7,153,067
                                                              ------------       ------------     ------------        ------------
                                                               163,763,568        168,466,727      569,250,998         576,554,179
                                                              ------------       ------------     ------------        ------------
Income (loss) from operations                                     (207,744)         4,849,766       16,575,351          17,749,612
                                                              ------------       ------------     ------------        ------------
Other expenses (income):
  Interest                                                         790,528            341,331        1,970,238           1,736,334
  Other, net                                                       (74,290)          (239,297)        (673,426)           (671,392)
                                                              ------------       ------------     ------------        ------------
                                                                   716,238            102,034        1,296,812           1,064,942
                                                              ------------       ------------     ------------        ------------
Income (loss) from operations before income taxes                 (923,982)         4,747,732       15,278,539          16,684,670

Provision (benefit) for income taxes (Note 6)                     (417,000)         1,728,000        5,548,000           6,161,000
                                                              ------------       ------------     ------------        ------------
Net income (loss)                                                ($506,982)        $3,019,732       $9,730,539         $10,523,670
                                                              ============       ============     ============        ============
Earnings (loss) per share of common stock: (Note 4)                 ($0.09)             $0.52            $1.69               $1.79
                                                              ============       ============     ============        ============
Weighted average number of shares outstanding (Note 4)           5,727,202          5,860,784        5,750,320           5,895,204
                                                              ============       ============     ============        ============





                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                                                                           Capital in
                                                           Common stock                    excess of              Retained
                                                      Shares           Amount              par value              earnings
                                                    ------------       ------              ----------             --------
Balance, May 28, 1993                                 5,920,106       $592,011              $7,405,250         $78,311,895

Net income                                                                                                      10,523,670

Cash dividends, $.20 per share                                                                                  (1,177,088)

Exercise of stock options including
  related tax benefits                                    7,500            750                  95,738

Purchase and retirement of common stock                 (96,533)        (9,654)             (2,089,041)
                                                      ---------       --------              ----------         -----------
Balance, March 4, 1994                                5,831,073       $583,107              $5,411,947         $87,658,477
                                                      =========       ========              ==========         ===========

Balance, May 27, 1994                                 5,803,073       $580,307              $4,778,498         $90,811,265

Net income                                                                                                       9,730,539

Cash dividends, $.21 per share                                                                                  (1,206,630)

Exercise of stock options including
   related tax benefits                                 101,067         10,107               2,090,314

Purchase and retirement of common stock                (137,071)       (13,707)             (3,376,997)
                                                      ---------       --------              ----------         -----------
Balance, March 3, 1995                                5,767,069       $576,707              $3,491,815         $99,335,174
                                                      =========       ========              ==========         ===========






                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          Forty Weeks Ended
                                                                          -----------------
                                                                   March 3,                  March 4,
                                                                    1995                      1994
                                                                   --------                  --------
Cash flows from operating activities:
  Net income                                                      $9,730,539               $10,523,670
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                 8,189,720                 7,153,067
      Deferred income taxes                                          447,900                    36,700
      Loss on disposition of property,
        plant and equipment                                            5,433                    29,413
      Provision for losses on accounts receivable                    229,000                    48,500
      (Increase) decrease in assets:
        Accounts receivable                                       (1,641,958)              (11,132,802)
        Inventories                                               (3,866,572)                  467,187
        Prepaid expenses and other assets                         (2,957,386)                 (634,900)
        Refundable income taxes                                                                528,574
        Deferred income taxes                                       (161,200)                 (281,500)
      Increase (decrease) in liabilities:
        Accounts payable                                          (2,846,660)                5,310,688
        Accrued liabilities and compensation                       1,906,834                 3,721,516
        Income taxes                                                 840,881                 1,465,740
                                                                 -----------                ----------
  Total adjustments                                                  145,992                 6,712,183
                                                                 -----------                ----------
  Net cash provided by operating activities                        9,876,531                17,235,853
                                                                 -----------                ----------
Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment                262,801                 2,040,396
  Capital expenditures                                           (32,235,043)              (21,402,161)
                                                                 -----------                ----------
  Net cash used in investing activities                          (31,972,242)              (19,361,765)
                                                                 -----------                ----------
Cash flows from financing activities:
  Proceeds from long-term borrowings                               8,000,000                 5,500,000
  Proceeds from stock options exercised including
    related tax benefits                                           2,100,421                    96,488
  Principal payments on long-term debt                            (1,298,443)               (1,485,849)
  Purchase of common stock                                        (3,390,704)               (2,098,695)
  Net borowings under lines of credit                              6,870,000
  Net borrowings from officers                                     1,208,470                 2,301,952
  Dividends paid                                                  (1,206,630)               (1,177,088)
                                                                 -----------                ----------
  Net cash provided by financing activities                       12,283,114                 3,136,808
                                                                 -----------                ----------
Net increase (decrease) in cash and cash equivalents              (9,812,597)                1,010,896

Cash and cash equivalents at beginning of year                    17,441,675                 8,679,429
                                                                 -----------                ----------
Cash and cash equivalents at end of quarter                       $7,629,078                $9,690,325
                                                                 ===========                ==========
Supplemental disclosures of cash flow information:
Cash paid during the forty-week period for:
  Interest                                                        $2,313,351                $1,762,881
                                                                 ===========                ==========
  Income taxes                                                    $3,961,986                $4,340,000
                                                                 ===========                ==========
Noncash investing activities:
  Capital lease obligations                                       $2,765,400                  $200,100
                                                                 ===========                ==========






                 See notes to consolidated financial statements.

                  THORN APPLE VALLEY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, as of March 3, 1995 and May 27, 1994 and results of operations and cash flows at March 3, 1995 and March 4, 1994 and for the periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in Thorn Apple Valley, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 27, 1994. The results for the forty weeks ended March 3, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending May 26, 1995.



NOTE 2 - Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories would have been approximately $4,922,000 higher at March 3, 1995 and May 27,1994 if they had been stated at the lower of first-in, first-out (FIFO) cost or market. The following is a breakdown of inventories by classifications:

                                             March 3,              May 27,
                                              1995                  1994
                                             --------              -------
                     Supplies              $ 8,146,553          $ 6,029,038
                     Raw materials           9,857,800           18,333,399
                     Work in progress        3,919,524            2,933,039
                     Finished goods         30,644,879           21,406,708
                                           -----------          -----------
                                            52,568,756           48,702,184
                     Less LIFO reserve       4,922,000            4,922,000
                                           -----------          -----------
                     Inventory balance     $47,646,756          $43,780,184
                                           ===========          ===========


NOTE 3 - At March 3, 1995, the Company had unsecured lines of credit with four banks whereby it could borrow in the aggregate up to $42,000,000 in short-term notes with interest ranging from below the prime rate to the prime rate charged by major banks. At March 3, 1995, the Company had unused lines of credit of $35,130,000.



NOTE 4 - Earnings per share of common stock are based on the weighted average number of common shares outstanding during each respective twelve and forty week periods. The potential dilution from shares issuable under employee stock option plans is excluded from the computation of the earnings per common share since it is not material.



NOTE 5 - At March 3, 1995, under the Company's 1982 Employee Stock Option Plan, 155,250 options exercisable at prices of $2.56 and $19.67 per share were outstanding. The Company's 1990 Employee Stock Option Plan authorizes the Company's Stock Option Committee to grant options up to 787,500 shares of the Company's common stock to present or prospective employees. At March 3, 1995, there were 377,800 options granted but not exercised at prices of $17.00, $23.00 and $26.00 per share under the 1990 Plan.

NOTE 6 - The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), as of June 1, 1992. There were no material cumulative adjustments on the adoption of this change in accounting principle. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109. The adoption of SFAS No. 109 changes the Company's method of accounting for income taxes from the deferred method using Accounting Principles Board Opinion No. 11 ("APB No. 11") to an asset and liability approach.

Deferred income taxes, on a SFAS No. 109 basis, reflect the estimated future tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The Company's effective tax rate for the forty weeks ended March 3, 1995 and March 4, 1994, amounted to approximately 36.3% and 36.9%, respectively.


NOTE 7 -On March 17, 1995, the Company announced its intentions to close its Tri-Miller Packing Company facility located in Hyrum, Utah. The closing is expected by the Company to reduce ongoing manufacturing costs, and was made possible by the recent completion of the expansion of the Company's Grand Rapids, Michigan facility. The Company expects to have a non-recurring after tax charge of approximately $5 million during the fourth quarter. It is anticipated the shut-down will be completed by the end of May 1995 and increase overall corporate profitability beginning in fiscal 1996.

                  THORN APPLE VALLEY, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


         Thorn Apple Valley, Inc., is a major producer of consumer packaged meat and poultry products and is one of the largest slaughterers of hogs in the United States. The Company is engaged in the manufacture and sale of bacon, hot dogs and luncheon meats, hams, smoked sausages and turkey products, as well as the slaughtering of hogs and the related sale of fresh pork. The Company markets its products under premium and other proprietary brand labels including "Thorn Apple Valley," "Colonial," "Triple M," "Herrud," "Royal Crown," "Bar H" and "Olde Virginie" and under customer-owned private labels. The Company sells its products principally to wholesalers, supermarkets and other manufacturers throughout the United States and in selected international markets. The Company is the largest purchaser of hogs in the Michigan, Indiana and Ohio markets.

         The Company was originally incorporated in 1959 as a Michigan corporation. It reincorporated in Delaware in 1971 and reincorporated in Michigan in 1977. In 1984, the Company changed its corporate name from Frederick & Herrud, Inc. to Thorn Apple Valley, Inc.

         The Company's principal executive offices are located at 18700 West Ten Mile Road, Southfield, Michigan 48075 (telephone number: (810) 552-0700).

RESULTS OF OPERATIONS

         As consumers have become more health conscious, hog slaughterers and meat and poultry manufacturers have focused on providing healthier and more convenient fresh pork and manufactured products to successfully compete against other protein sources. In addition, increased amounts of poultry are being used in manufactured products which were traditionally made with only beef and pork. Per capita pork consumption has remained relatively stable in the United States in recent years.

         Profitability in the hog slaughter industry is affected by the cost and supply of hogs and pork product selling prices. The slaughtering industry has generally been characterized by relatively narrow profit margins and a trend toward larger, higher volume plants in order to reduce per unit costs. Profit margins on sales of manufactured products are generally more stable than on fresh pork and by-products. In addition, premium brand label products generate higher profit margins than items sold under private and non-premium proprietary brand labels.

         Hog prices represent the principal production cost of pork slaughterers and are an important element in the cost of certain manufactured products as well. Hog prices and hog supply are determined by constantly changing market forces of supply and demand. The ability of hog slaughterers and manufacturers to maintain satisfactory margins may be affected by a multitude of market factors over which such industry participants have limited control, including industry-wide slaughter levels, competition, the relative price of substitute products, overall domestic retail demand and the level of exports.


         The following discussion analyzes material changes in the financial information on a period to period basis.

         Twelve weeks ended March 3, 1995 compared to twelve weeks ended March 4, 1994.

         The Company's net loss for the third quarter ended March 3, 1995, was $0.5 million compared with net income of $3.02 million for the comparable period of the prior year. The decrease is primarily attributable to lower gross margins for the Company's fresh meat and manufactured products. The Company's manufactured products divisions' gross margins decreased as a result of competitive pressures forcing our selling prices to fall more sharply in relation to decreased raw material costs from the comparable prior year period. The decline in manufactured products gross margins in the third quarter more than offset continued increases in unit volume resulting in lower operating profits. Third quarter operating results for the Company's fresh pork division were down as a result of lower hog slaughter margins and higher hog slaughter operating costs. Many of the additional costs incurred were the result of ongoing minor modifications and to the retraining of employees associated with the completed renovation and expansion to our slaughter facility in Detroit.

         The Company's net sales dollars in the third quarter of fiscal 1995 decreased by $9.8 million or 5.6%. The reduction of net sales dollars was the result of a decrease in both manufactured product sales and fresh meat sales of 6.8% and 4.6%, respectively. The manufactured product sales decrease resulted primarily from a decrease in average selling prices of 11.5% which was partially offset by an increase in tonnage shipped of 5.3%. The decrease in fresh meat sales resulted primarily from decreased average selling prices and tonnage shipped of 2.0% and 2.7%, respectively. The lower average selling prices for manufactured and fresh products was impacted in part by a decrease of approximately 15% in the cost of live hogs, the Company's primary raw material.

         Cost of goods sold (including delivery costs) decreased by $4.2 million, or 2.7%, mainly as a result of the decrease in the cost of live hogs referred to above. Partially offsetting the effects of lower hog costs was an increase in overall tonnage shipped. As a percentage of net sales, cost of goods sold increased to 92.3% from 89.5% primarily as a result of lower margins experienced in both fresh and manufactured product sales.

         Selling expenses decreased by $0.1 million, or 1.9%. As a percentage of net sales, selling expenses increased to 3.5% from 3.3%.

         General and administrative expenses decreased by $0.7 million, or 13.2% from the previous quarter, as a result of management's efforts to reduce administrative costs. As a percentage of net sales, general and administrative expenses decreased to 2.8% from 3.1%.

         The provision for income taxes decreased by $2.1 million, or 124.1%, primarily due to decreased pre-tax income of $5.7 million or 119.5%.

         Earnings per share of Common Stock decreased to loss of $.09 per share or 117.3%, due to decreased profitability resulting from the factors discussed above.

         The results for the twelve weeks ended March 3, 1995 are not necessarily indicative of the results to be expected for fiscal 1995.

         Forty weeks ended March 3, 1995 compared to forty weeks ended March 4, 1994.

         The Company's net income in the forty weeks ended March 3, 1995 decreased 7.5% to $9.7 million as compared to $10.5 million for the prior year. The reduced level of profits in the first three quarters of fiscal 1995 was primarily attributable to lower margins in our manufactured products division and increased operating costs in our fresh meat division as a result of continuing start-up difficulties associated with the expansion and renovation project at our main slaughter facility. The anticipated cost and yield improvements at our Frederick plant have not yet materialized to the extent that was expected. The Company is continuing to make minor modifications to the slaughter facility and expects them to be completed by the end of the fiscal year. Competitive pressures combined with lower hog costs from the comparable period resulted in lower selling prices in both our manufactured products and fresh pork product divisions. The Company has begun to firm up its pricing and margins by emphasizing its superior quality and service.

         The Company's net sales dollars for the first three quarters of fiscal 1995 decreased by $8.5 million or 1.4%. The net sales decrease was principally a result of decreased average selling prices of approximately 7.8% and 8.6% offset in part by increased tonnage shipped of 8.9% and 5.4% for manufactured products and fresh pork products, respectively. Lower average selling prices primarily reflected a decrease of approximately 18.7% in the cost of live hogs, the Company's primary raw material and increased competitive industry margin pressures.

         Cost of goods sold (including delivery costs) decreased by $8.3
million, or 1.6%, mainly as the result of decreased hog costs.   As a
percentage of net sales, cost of goods sold increased from 88.4% to 89.6%.

         Selling expenses for the first three quarters of fiscal 1995 remained relatively unchanged from the comparable prior year period. As a percentage of net sales, selling expenses increased slightly from 3.1% to 3.2%.

         General and administrative expenses remained relatively unchanged from
the comparable prior year period.   As a percentage of net sales, general and
administrative expenses decreased from 3.1% to 3.0%.

         Interest expense increased by $.2 million, or 13.5%, primarily due to increased long-term borrowings resulting from the increase in capital expenditures.

         The provision for income taxes decreased by $0.6 million, or 9.9%, due to the decrease in pre-tax income from operations of $1.4 million, or 8.4%.
The Company's effective tax rate decreased from 36.9% to 36.3%.

         Earnings per share of Common Stock decreased by $.10 per share, or 5.6%, due to decreased profitability.

         The results for the forty weeks ended March 3, 1995 are not necessarily indicative of the results to be expected for fiscal 1995.

FINANCIAL CONDITION

         The Company's business is characterized by high unit sales volume and rapid turnover of inventories and accounts receivable. Because of the rapid turnover rate, the Company considers its inventories and accounts receivable to be highly liquid and readily convertible into cash. Borrowings under lines of credit are used to finance increases in the levels of inventories and accounts receivable resulting from seasonal and other market-related fluctuations in raw material costs and quantities. The demand for seasonal borrowings usually peaks in early December when ham inventories and accounts receivable are at their highest levels, and these borrowings are generally repaid in January when the accounts receivable generated by the sales of these hams are collected.

         The Company has historically maintained lines of credit in excess of the cash needs of its business. At March 3, 1995, the Company had total lines of credit from four financial institutions aggregating $42.0 million, of which $35.1 million was unused.

         The Company is required, pursuant to the terms and covenants of two unsecured notes agreements, and pursuant to the terms of an industrial revenue bond and limited obligation revenue bond agreement to maintain a minimum level of consolidated tangible net worth.

         The Company anticipates capital expenditures at existing facilities during fiscal 1995 of approximately $40.0 million primarily to complete the modernization of its various slaughtering and manufacturing facilities and to construct, as previously announced, a new manufacturing facility in Ponca City, Oklahoma. The Ponca City development is proceeding on schedule, and we expect to begin operations this Fall. Additional capital expenditures will be used to upgrade various machinery and equipment, with emphasis on projects that will further streamline operations, in order to increase efficiencies and productivity gains. As previously announced on March 17, 1995, and as noted in the footnotes to the financial statements, the Company will be closing its Tri-Miller facility located in Hyrum, Utah. The Company expects to have a non-recurring after-tax charge of approximately $5 million during the fourth quarter. It is anticipated the shut-down will be completed by the end of May and increase overall corporate profitability beginning in Fiscal 1996.


EXHIBITS AND REPORTS ON FORM 8-K

         There were no reports filed on form 8-K for the period ending March 3, 1995.

                                    SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              THORN APPLE VALLEY, INC.
                                                 (Registrant)




Date:  April 12, 1995                      By:  /S/  Louis Glazier
                                               -------------------------------
                                               Louis Glazier
                                               Executive Vice President of
                                                Finance and Administration
                                               Chief Financial Officer

                                Exhibit Index


EXHIBIT NO.              DESCRIPTION
- - -----------              -----------
   (27)                  Financial Data Schedule