Form 10-K405
period 1995-05-26
THORN APPLE VALLEY INC
filed 1995-09-06
CIK 38851

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark one)
   [x]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For fiscal year ended May 26, 1995
                                       or
   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-6566

                            THORN APPLE VALLEY, INC.
             (Exact name of registrant as specified in its charter)

           MICHIGAN                                     38-1964066
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

26999 CENTRAL PARK BOULEVARD, SUITE 300, SOUTHFIELD, MICHIGAN        48076
    (Address of principal executive offices)                       (Zip Code)

      Registrant's telephone number, including area code:  (810) 213-1000

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
 TITLE OF EACH CLASS                                        ON WHICH REGISTERED
        NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.10 par value per share
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment
to this Form 10-K.      [x]

         The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of August 18, 1995, computed by reference to the NASDAQ closing price on such date, was $108,261,000.

         The number of outstanding shares of Registrant's common stock as of August 18, 1995 was 5,773,920.

         The following document (or portion thereof) has been incorporated by reference in this Annual Report on Form 10-K: the definitive Proxy Statement for the 1995 Annual Meeting of Shareholders to be held on October 26, 1995 (Part III).

                                                                     Year Ended
Form 10-K                       THORN APPLE VALLEY, INC.           May 26, 1995


                                     PART I

ITEM 1.  BUSINESS

         Thorn Apple Valley, Inc. (sometimes referred to hereinafter collectively with its predecessors and subsidiaries as the "Company") is a major producer of manufactured meat and poultry products and is one of the largest slaughterers of hogs in the United States. The Company was originally incorporated in 1959 as a Michigan corporation. It reincorporated in Delaware in 1971 and reincorporated in Michigan in 1977. The Company is engaged in the manufacture and sale of bacon, hot dogs and lunchmeats, hams, smoked sausages and turkey products, as well as the slaughtering of hogs and the related sale of fresh pork products. The Company markets its products under premium and other proprietary brand labels including "Thorn Apple Valley," "Wilson Certified," "Corn King," "Colonial," "Triple M," "Herrud," "Royal Crown," "Bar H," "Olde Virginie" and "Cavanaugh Lakeview Farms" and under customer-owned private labels. The Company sells its products principally to wholesalers, supermarkets and other manufacturers throughout the United States and in selected international markets.

         Due to market conditions, profit margins on sales of manufactured meat and poultry products are usually more consistent than profit margins on sales of fresh meats and by-products. Consumer packaged meat and poultry manufacturers generally receive higher profit margins on premium labeled items.

         On May 30, 1995, the Company purchased certain assets from Foodbrands America, Inc. and its subsidiaries ("Foodbrands"). The Company acquired substantially all of Foodbrands' Retail Division ("Wilson") assets used by Wilson in its business of producing and marketing retail meat products.
The acquired assets include three manufacturing facilities, machinery and equipment, certain trademarks and trade names, certain other assets and goodwill. The aggregate purchase price for the assets acquired and the assumption of certain liabilities was approximately $65.8 million. During the next five years, Foodbrands has the right to receive from the Company up to an additional $10 million in accordance with what is being referred to as an Earnout Agreement (see Note 12 to the Notes to the Consolidated Financial Statements for further discussion related to the acquisition). Because the Wilson acquisition occurred during the first week of fiscal 1996 and was accounted for as a purchase, the Wilson acquisition had no effect (other than the description set forth in Note 12 to the Notes to Consolidated Financial Statements) on the Company's financial statements for fiscal 1995 or for earlier periods.

PRODUCTS, OPERATIONS AND MARKETING

         The Company is engaged in a single segment business with two principal product categories: manufactured meat and poultry products and fresh pork. The following table shows for the fiscal periods indicated the net sales and approximate pounds of products shipped for the Company's manufactured products operations and fresh pork operations.

                            Fiscal  % of       Fiscal  % of       Fiscal   % of      Fiscal   % of      Fiscal   % of
                             1991   Sales       1992   Sales       1993   Sales       1994   Sales       1995   Sales
                             ----   -----       ----   -----       ----   -----       ----   -----       ----   -----
                                                                  (in millions)
Net sales (in dollars)
- ----------------------
  Manufactured products     $368.8   46%       $368.4   50%       $386.7    53%      $416.3    54%      $415.4    56%
  Fresh pork products        443.2   54%        365.7   49%        336.6    46%       349.1    45%      $321.8    43%

Products shipped (in lbs.)
- --------------------------
  Manufactured products      292.2     -        320.3     -        337.8      -       351.7      -       378.2      -
  Fresh pork products        483.9     -        458.8     -        415.6      -       419.6      -       422.2      -


                                                                      Year Ended
Form 10-K                  THORN APPLE VALLEY, INC.                 May 26, 1995



         MANUFACTURED PRODUCTS

         The manufactured products operations of the Company's business involve the production and sale of consumer brand labeled, packaged meat and poultry products, such as bacon, hot dogs, lunchmeats, hams, smoked sausages and turkey products. Shipments by category of these products for the five most recent fiscal years were as follows:

                                           Fiscal      Fiscal       Fiscal       Fiscal       Fiscal
Product Category                            1991        1992         1993         1994         1995
- ----------------                            ----        ----         ----         ----         ----
                                                             (in millions of pounds)
Bacon . . . . . . . . . . . . . . . .        88.9         99.7       100.6        100.7        111.3
Hot dogs and lunchmeats . . . . . . .        74.4         75.7        78.1         72.2         71.1
Hams  . . . . . . . . . . . . . . . .        57.8         62.7        67.2         74.1         85.4
Smoked sausages . . . . . . . . . . .        35.9         45.1        51.6         61.3         64.3
Turkey products . . . . . . . . . . .        13.9         17.4        23.9         24.3         25.2
Other . . . . . . . . . . . . . . . .        21.3         19.7        16.4         19.1         20.9
                                            -----        -----       -----        -----         ----

Total . . . . . . . . . . . . . . . .       292.2        320.3       337.8        351.7        378.2

         The Company's manufactured products sales division, which has regional offices, markets the Company's consumer packaged meat and poultry products using a national sales force which calls on the Company's various customers. Price lists, product availability, marketing programs and payment terms, however, are determined by the corporate office. Customers are generally wholesalers or large supermarket chains.

         The Thorn Apple Valley-Grand Rapids division of the Company ("Grand Rapids"), which is located in Grand Rapids, Michigan, is engaged in the production and sale of approximately 50 varieties of packaged, table-ready meat products such as hot dogs, lunchmeats, corned beef and smoked sausage, under brand names which include "Thorn Apple Valley," "Herrud," "Triple M," and "Colonial" and other controlled and private label brands.

         The Thorn Apple Valley-Deli & Smoked Meats division of the Company ("Smoked Meats"), which is located in Detroit, Michigan, is primarily engaged in the production and sale of smoked hams, cooked hams, smoked loins, turkey breasts, deli products and related items. These products are sold to supermarket chains under various brand names, including "Thorn Apple Valley," "Herrud," "Royal Crown," "Bar H," "Colonial," "Olde Virginie" and "Cavanaugh Lakeview Farms" and other controlled and private label brands.

         The Thorn Apple Valley-Carolina division of the Company ("Carolina"), which is located in Holly Ridge, North Carolina, produces bacon and related by-products. These items are sold principally to supermarket chains under brand names which include "Thorn Apple Valley," "Herrud," "Holly Ridge Farm," "Colonial" and "Olde Virginie" and other controlled and private label brands.

         During the fourth quarter of fiscal 1995, the Company closed its Thorn Apple Valley-Utah division ("Utah") (which was operated through the Company's wholly-owned subsidiary, Tri-Miller Packing Co.) as was previously publicly announced. (See Note 11 to the Notes to the Consolidated Financial Statements.) The Utah division had produced a wide variety of manufactured meat products,

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 26, 1995


that included hot dogs, hams, bacon and fresh and smoked sausage, and sold such products primarily under the brand names "Thorn Apple Valley" and "Triple M"; such products are now produced by the Company's Grand Rapids division.

         The Company has acquired the following additional manufacturing divisions resulting from its acquisition of certain assets of the retail division of Foodbrands (see Note 12 to the Notes to the Consolidated Financial Statements):

         The Thorn Apple Valley-Concordia division of the Company ("Concordia"), which is located in Concordia, Missouri, and is primarily engaged in the production of boneless hams and other related smoked meats products.

         The Thorn Apple Valley-Dixie division of the Company ("Dixie"), which is located in Forrest City, Arkansas, and is primarily engaged in the production of hot dogs and smoked sausage.

         The Thorn Apple Valley-Shreveport division of the Company ("Shreveport"), which is located in Shreveport, Louisiana, and is primarily engaged in the production of specialty products such as natural casing hot dogs.

         FRESH PORK

         The Thorn Apple Valley-Frederick division of the Company ("Frederick"), which is located in Detroit, Michigan, is engaged in the slaughtering and cutting of hogs and the sale of primal cuts of fresh pork products, including hams, shoulders, loins, ribs, butts and pork bellies, and of related by-products, such as edible renderings and meat trimmings. Approximately 3,146,000, 2,891,000 and 2,820,000 hogs were slaughtered by Frederick in fiscal years 1995, 1994 and 1993, respectively. The Utah division slaughtered approximately 274,000, 339,000 and 330,000 hogs during fiscal years 1995, 1994 and 1993, respectively. (See Note 11 to the Notes to the Consolidated Financial Statements for further discussion of Utah).

         Sales of products by the Frederick division are ordinarily initiated and completed by telephone between buyers and Frederick sales personnel. Sales are also made through brokers located throughout the United States and abroad. Customers for primal cuts and trimmings are generally wholesalers, supermarket chains and outside processors. Most edible offal items are cleaned, boxed and frozen for storage until delivery to the customer. Fat trimmings and some inedible items are sold to renderers. The Company also further processes some of its primal cuts into higher margin boneless products.


TRADEMARKS AND LICENSES

         The Company owns or has the right to use over 80 various trademarks, including those described above and certain trademarks purchased from Foodbrands. The trademarks are valuable to the Company because of the significant market advantage that name recognition provides in the retail market served by the Company. Most of the trademarks used by the Company are registered with the appropriate administrative offices, and the Company intends to renew each such registration as long as the related trademark is used with respect to a current line of products.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 26, 1995


DISTRIBUTION AND CUSTOMERS

         During fiscal 1995 approximately 19% of the Company's products were marketed in Michigan. This percentage was approximately 20% for fiscal 1994 and 1993 respectively. The balance of the products were marketed in each of these years primarily in 46 other states, Washington, D.C., Canada and to Pacific Rim countries. Sales to customers in foreign countries during fiscal 1995 totaled approximately $7,000,000. This total was approximately $11,200,000 for fiscal 1994 and approximately $13,300,000 for fiscal 1993.

         On a regular basis, the Company sells its fresh pork and manufactured products to more than 900 customers. These customers consist primarily of wholesalers, supermarket chains and, in the case of the Company's fresh pork operations, other manufacturers of meat and poultry products. For fiscal 1995, approximately 34% of the Company's sales were made to its 10 largest customers, none of whom accounted for as much as 10% of the Company's sales. The Company does not have any significant long-term sales commitments except for the sale of its inedible rendering materials. See "Business-Long Term Royalty Agreement".

         The Company owns and operates a fleet of refrigerated tractor-trailers and additional trailers which are used for transporting a portion of its products to customers and to the Company's manufacturing facilities. The Company also engages the services of contract carriers, including Coast Refrigerated Trucking Co., Inc., National Food Express, Inc. and Millers Transport Inc., all wholly-owned subsidiaries of the Company. Products are shipped to supermarket chains, wholesalers and other meat processors. In addition to its own delivery equipment, the Company utilizes non-affiliated carriers or has customers make their own arrangements for delivery.

RAW MATERIALS

         The Company's primary raw material is live hogs. The purchase of hogs accounted for approximately 73% of the total purchases of raw materials made by the Company during fiscal 1995. Purchases of live hogs are through a network of buying stations, selected brokers and direct from hog producers mainly in the states of Michigan, Ohio, Indiana, Illinois and Ontario, Canada. In November 1994 the Company entered into a 10 year agreement with Michigan Livestock Exchange ("MLE"), whereby MLE supplies hogs for the Company's slaughter facility in Detroit, Michigan. This agreement gives the Company the purchasing power of 43 buying stations throughout the Company's buying area. Under the terms of the 10 year agreement, in addition to supplying hogs, MLE manages the Company's hog buying stations. Under this agreement, MLE is currently supplying approximately 70% of the total hogs being purchased by the Company. The transportation of hogs to the Frederick facility is primarily in tractor-trailers owned and operated by independent contractors.

         During fiscal 1995, Grand Rapids obtained from Frederick 50% of all of the pork required in its operations, which constituted approximately 9% of the cost of the total meat requirements of Grand Rapids. Approximately 56% of the pork processed during fiscal 1995 at Smoked Meats was obtained from Frederick, which constituted approximately 41% of its total meat requirements. Approximately 93% of the pork processed during fiscal 1995 at the Company's Cavanaugh Lakeview Farms, Ltd. ("Cavanaugh Lakeview Farms") subsidiary was obtained from either Frederick or Smoked Meats, which constituted substantially all of its meat requirements. Approximately 41% of the pork bellies processed by Carolina were obtained from Frederick.

                                                                      Year Ended
Form 10-K                    THORN APPLE VALLEY, INC.               May 26, 1995


         The Company purchases poultry, beef and other meats required for its manufactured meat products and other materials such as seasonings, smoking and curing agents, sausage casings and packaging materials from a number of readily-available sources.

COMPETITION

         The meat packing and manufacturing industry is highly competitive.
The Company competes with large national, regional and local companies, some of which have substantially greater sales volume, brand name recognition and financial resources than the Company. Competition is encountered both in the procurement of raw materials and in the sale of products. The Company's products also compete with other meat, fish and poultry products. Competition exists mainly with respect to product quality, name recognition, price and service.

EMPLOYEES

         The Company has approximately 3,800 employees (of which approximately 600 are former employees of Foodbrands who were hired by the Company), approximately 860 of whom are engaged in slaughtering and cutting hogs, approximately 2,140 of whom are engaged in the production of the manufactured meat and poultry products, and approximately 800 of whom are employed in administration, sales or transportation.

         The majority of the Company's production workers are employed under four union contracts. These contracts are generally for a period of two to four years and have various expiration dates through the third quarter of fiscal 2000. Although the Company experienced a strike in 1990 at its Grand Rapids facility, it has historically maintained good labor relations. The unexpired portions of the existing agreements contain no significant labor cost increases.

REGULATION

         Like other participants in the meat and poultry manufacturing industry, the Company is subject to various laws and regulations relating to the construction and maintenance of facilities, production standards and pollution control administered by federal, state and other government entities, including the Environmental Protection Agency and corresponding state agencies such as the Michigan Department of Natural Resources, the United States Department of Agriculture, and the Occupational Safety and Health Administration. All of the Company's existing fresh pork and manufactured meat and poultry products plants are federally inspected by the United States Department of Agriculture under the Federal Meat Inspection Act. The Company believes that it is in compliance with all health, environmental and other laws and regulations in all material respects and that continued compliance with existing standards will not have a material effect on the Company's results of operations or financial condition.

LONG-TERM ROYALTY AGREEMENT

         In December 1988, the Company sold substantially all of the assets of its wholly owned subsidiary, Wayne By-Products Company, to an unrelated third party. In connection with the sale of these assets, the Company entered into an agreement requiring the Company to sell all its inedible rendering materials to such third party through 1998. The Company believes that the terms and conditions of the agreement are at least as favorable as are available from others.

                                                                      Year Ended
Form 10-K                 THORN APPLE VALLEY, INC.                  May 26, 1995



PURCHASE AND MANAGEMENT AGREEMENT

         In November 1994, the Company entered into a 10 year agreement with MLE. Under the terms of the agreement, MLE manages the Company's hog buying stations and provides the Company with hogs in accordance with the Company's quantity and quality specifications at MLE's hog costs plus certain expenses. In consideration, the Company pays MLE $83,333 per month as a facilities and use management fee. In accordance with the agreement, the Company has purchased $2.0 million of preferred stock of MLE that pays a 6% dividend. The Company has classified the investment in MLE in other long-term assets on its consolidated balance sheet.

                                                                      Year Ended
Form 10-K                THORN APPLE VALLEY, INC.                   May 26, 1995


ITEM 2.  PROPERTIES

         The Company's principal plants, all of which are owned by the Company, are located as follows:


                                                                                               APPROXIMATE
                                                                           LAND AREA           FLOOR SPACE
 LOCATION                           OPERATION                                ACRES              (SQ. FT.)
 --------                           ---------                             -----------        ---------------

 Detroit, Michigan                  Hog slaughtering and boning                  3.2              218,000
                                    operations

 Detroit, Michigan                  Manufacture of smoked and                    4.8              150,000
                                    cooked hams, turkey products,
                                    deli products and related
                                    items

 Grand Rapids, Michigan             Manufacture of hot dogs,                    18.5              135,000
                                    lunchmeats and smoked sausages

 Holly Ridge,                       Manufacture of bacon products              179.0              150,000
 North Carolina

 Walker, Michigan                   Poultry boning and manufacture              27.0               45,000
                                    of pork sausage and corned
                                    beef products

 Concordia, Missouri (1)            Manufacture of boneless hams                17.2               45,000
                                    and other related smoked meat
                                    products

 Forrest City, Arkansas (1)         Manufacture of hot dogs and                 11.3               70,000
                                    smoked sausage

 Shreveport, Louisiana (1)          Manufacture of specialty                     3.6               30,400
                                    products such as natural
                                    casing hot dogs

 Ponca City, Oklahoma (2)           Manufacture of bone-in hams,                42.0              170,000
                                    spiral sliced hams, lunch
                                    meats and gourmet meat
                                    products

(1) These manufacturing facilities were acquired on May 30, 1995 in connection with the Wilson acquisition.

(2) Newly constructed manufacturing facility scheduled to go on-line in September 1995.

                                                                      Year Ended
Form 10-K                THORN APPLE VALLEY, INC.                   May 26, 1995


         In addition to the Company's plants, the Company owns and leases various buildings in Michigan, North Carolina and Utah. These buildings are used for maintenance, storage, certain manufacturing and other ancillary services, truck garages and as corporate headquarters.

         The land on which each of these properties are located (excluding the leased properties) is owned by the Company. The properties described above are subject to mortgages collateralizing outstanding indebtedness in the aggregate amount of approximately $5.3 million as of May 26, 1995.

         The Company believes its plants and equipment are in good repair and suitable for the present operation of its business. The production facilities of the plants are being utilized on either a one-shift or two-shift basis.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in various ordinary or routine litigation incidental to its business, none of which, in the opinion of management, is deemed to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A
         VOTE OF SECURITY HOLDERS

         None.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON
         STOCK AND RELATED SECURITY MATTERS

         As of August 18, 1995 there were 536 shareholders of record of the Company.

         The shares of the Company's Common Stock are traded in the over-the-counter market and their price is quoted on the Nasdaq Stock Market under the symbol "TAVI." The high and low bid range of the Company's Common Stock are as reported in the Wall Street Journal and the cash dividends paid for the past two fiscal years are indicated below.


                                       1995                                            1994
                     ---------------------------------------        -------------------------------------------

         Fiscal      High           Low          Dividends         High             Low           Dividends
         Quarter     Bid            Bid          Paid              Bid              Bid           Paid
         -------     ---            ---          ----              ---              ---           ----

         First      $25.25         $22.00        $.07              $21.00           $17.25        $.06
         Second     $30.25         $23.00        $.07              $20.50           $16.75        $.07
         Third      $30.00         $20.00        $.07              $23.75           $18.25        $.07
         Fourth     $20.00         $16.62        $.07              $26.50           $21.00        $.07

                                                                      Year Ended
Form 10-K                THORN APPLE VALLEY, INC.                   May 26, 1995


ITEM 6.  SELECTED FINANCIAL DATA

                                                     Fiscal Year Ended(1)
                 --------------------------------------------------------------------------------------------
                  May 31, 1991         May 29, 1992       May 28, 1993       May 27, 1994       May 26, 1995
                  ------------         ------------       ------------       ------------       ------------

Net Sales        $  817,330,996     $   739,733,073    $   729,909,723    $   772,098,333     $  744,542,466


Income
from
operations       $   18,720,723     $    21,054,846    $    13,862,567    $    14,083,373     $    5,254,886


Income
per common
share from
operations       $         2.82     $          3.75    $          2.36    $         2.40      $          .91


Total assets     $  121,354,675     $   132,599,976    $   143,948,845    $   185,442,085     $  204,296,365


Total long-term
debt (excluding
current portion) $   16,684,720     $    15,068,920    $     8,844,391    $    27,936,985     $   35,464,669


Common stock
subject to
redemption       $    4,209,890     $      -           $      -           $      -            $     -


Cash dividends
per share        $      -           $           .08    $           .20    $           .27     $          .28


(1) The Company's fiscal year consists of the 52- or 53-week period ending on the last Friday in May of each year. Fiscal 1991 was a 53-week fiscal year and all other years presented in this table were 52-week fiscal years. Earnings per share figures have been restated for all periods presented to reflect a three-for-two stock split, effected as a 50% stock dividend paid on December 23, 1992 to all shareholders of record of the Company as of the close of business on December 1, 1992, and a three-for-two stock split, effected as a 50% stock dividend paid on June 14, 1991 to all shareholders of record of the Company as of the close of business on May 31, 1991.

                                                                      Year Ended
Form 10-K             THORN APPLE VALLEY, INC.                      May 26, 1995


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Fiscal 1995 as Compared to Fiscal 1994
         (52 week fiscal year compared to 52 week fiscal year)

         The Company's net income for fiscal 1995 decreased 62.7% to $5.3 million, as compared with net income of $14.1 million in fiscal 1994. The Company accrued a restructuring charge primarily related to the closing of the Company's Tri-Miller Packing facility in Hyrum, Utah. The restructuring charge negatively impacted net income by approximately $5.0 million. (See Note 11 to the Notes to the Consolidated Financial Statements for additional information on the restructuring charge). The LIFO (last-in, first-out) method of accounting for inventories had the effect after taxes of increasing earnings for fiscal 1995 and fiscal 1994 by $1,282,000 and $538,000, respectively.

         The Company's results (exclusive of the restructuring charge) during 1995 were negatively impacted from decreased operating margins in both the manufactured and fresh pork operations. The manufactured products operations margins decreased primarily from continued competitive industry pressures. The fresh pork operations margins decreased as a result of higher operating costs associated with the renovation and expansion project combined with continued competitive industry margin pressures. The implementation of a very innovative and complex processing floor at our main slaughter facility has been significantly more involved and difficult than the Company anticipated. The Company has worked through many of the problems and is presently building sales and production levels to decrease per unit operating costs.

         Net sales in fiscal 1995 decreased $27.6 million or 3.6%, as compared with fiscal 1994 levels. The decrease was due primarily to decreases of 7.2% and 8.3% in manufactured and fresh pork average selling prices, respectively. Offsetting the lower average selling prices were increases of 7.5% and .6% in manufactured and fresh pork tonnage shipped, respectively. The decrease in selling prices was the result of a decrease in raw material costs combined with increased competitive pressure on the Company's manufactured products pricing structure. The increases in the manufactured products unit volume was the result of the continued emphasis on expanding the distribution of these products.

         Cost of goods sold (including delivery costs) decreased $24.7 million or 3.6%. The decrease was primarily the result of the decrease of approximately 17.5% in the average cost of live hogs purchased which was partially offset by additional costs associated with the increase in unit volume. As a percentage of net sales, cost of goods sold remained at 89.9% for fiscal 1995, as in fiscal 1994.

         Selling expenses increased in fiscal 1995 by $1.2 million or 5.1%, as a result of increased marketing expenditures to enhance the distribution of the Company's products to more retail stores, particularly, in the southwestern and western regions of the United States. As a percentage of net sales, selling expenses increased to 3.4% in fiscal 1995 from 3.1% in fiscal 1994.

                                                                      Year Ended
Form 10-K              THORN APPLE VALLEY, INC.                     May 26, 1995


         General and administrative expenses increased slightly by $.6 million or 2.6% primarily due to inflationary cost increases. As a percentage of net sales, general and administrative expenses increased to 3.1% from 2.9%.

         Interest expense increased $.1 million or 5.0%, as a result of an increase in the Company's average outstanding borrowings. The increase in debt was primarily the result of increased long-term borrowings resulting from the increase in capital expenditures.

         Gross margins during the first quarter of fiscal 1996 have been significantly below year ago levels particularly in the Company's fresh meat segment. Additionally, the Company is incurring expenses with the integration of Wilson (acquired during the first week of fiscal 1996) into the Company's operations. Based on the foregoing, results for fiscal 1996 may be significantly lower than the prior year.


RESULTS OF OPERATIONS

         Fiscal 1994 as Compared to Fiscal 1993
         (52 week fiscal year compared to 52 week fiscal year)

         The Company's net income for fiscal 1994 increased 1.6% to $14.1 million, as compared with net income of $13.9 million in fiscal 1993. The LIFO (last-in, first-out) method of accounting for inventories had the effect after taxes of increasing earnings for fiscal 1994 by $538,000; the LIFO method reduced earnings for fiscal 1993 by $810,000.

         The Company's results during 1994 were favorably impacted from increased margins and unit volume in its manufactured products operations. Negatively impacting the Company's results was lower profitability in the Company's fresh pork operations, primarily as a result of increased expenses incurred as a result of the ongoing construction at the Company's main slaughtering facility in Detroit. The construction caused intermittent plant shut downs, and required additional labor hours so that production, quality and service could be maintained.

         Net sales in fiscal 1994 increased $42.2 million or 5.8%, as compared with fiscal 1993 levels. The increase was due primarily to increases of 4.1% and 1.0% in manufactured and fresh pork tonnage shipped, respectively. Additionally, the Company experienced increases in its average selling prices of 3.5% and 2.7% in its manufactured and fresh pork operations, respectively. The increases in the manufactured products unit volume and overall selling prices were the result of the continued emphasis on expanding the distribution of the Company's higher-margin products.

         Cost of goods sold (including delivery costs) increased $38.6 million or 5.9%. The increase was primarily the result of additional costs associated with the increase in unit volume sold and of an increase in the average cost of live hogs purchased of approximately 3.7%. As a percentage of net sales, costs of goods sold remained at 89.8% for fiscal 1994, as in fiscal 1993.

         Selling expenses increased in fiscal 1994 by $2.2 million or 9.8%, as a result of increased marketing expenditures and sales personnel added to accelerate the distribution of the Company's products to more retail stores. Particularly, the Company expanded its effort to market products in the southwestern

                                                                      Year Ended
Form 10-K                THORN APPLE VALLEY, INC.                   May 26, 1995


and western regions of the United States. As a percentage of net sales, selling expenses increased to 3.1% in fiscal 1994 from 3.0% in fiscal 1993.

         General and administrative expenses decreased $500,000 or 2.2% as the Company continued to be aggressive in cost containment. As a percentage of net sales, general and administrative expenses decreased to 2.9% from 3.1%.

         Interest expense increased $300,000 or 16.7%, as a result of an increase in the Company's average outstanding borrowings. The increase in debt was primarily the result of the Company's expansion and renovation of its Frederick and Grand Rapids facilities.

         FINANCIAL CONDITION

         The Company's business is characterized by high unit sales volume and rapid turnover of inventories and accounts receivable. Because of the rapid turnover rate, the Company considers its inventories and accounts receivable to be highly liquid and readily convertible into cash. Borrowings under lines of credit are used to finance increases in the levels of inventories and accounts receivable resulting from seasonal and market-related fluctuations in raw material costs. The demand for seasonal borrowings usually peaks in early December when ham inventories are at their highest levels. These borrowings are generally repaid in January when the accounts receivable generated by the sales of these hams are collected.

         The Company has historically maintained lines of credit in excess of the cash needs of its business. At May 26, 1995, the Company had available lines of credit from three financial institutions in the aggregate principal amount of $27.0 million, of which $6.0 million was drawn. These lines of credit bear interest at variable rates, the average of which was approximately 5.9% during fiscal 1995. During fiscal 1995, borrowings under these lines of credit reached a high of approximately $14.8 million. At the end of fiscal 1994 and fiscal 1993, the Company had available lines of credit from four financial institutions in the aggregate principal amounts of $39.5 million and $30.0 million, respectively, of which none was drawn.

         Cash provided from operations in fiscal 1995 was $21.7 million compared with $22.2 million in fiscal 1994. In addition, the Company generated $8.0 million from the issuance of long-term notes. Cash provided from operations and from financing activities along with cash available at the beginning of the year was used principally to fund capital investments of $43.4 million, to pay down net long-term debt of $2.0 million, to purchase and retire common stock of $3.4 million and to pay dividends of $1.6 million.

         The Company is required, pursuant to the terms of credit agreements with various lenders, to maintain certain levels of consolidated tangible net worth and working capital ratios.

         On May 30, 1995, as previously discussed, the Company completed the Wilson acquisition for approximately $65.8 million. Simultaneous with the Wilson acquisition, the Company increased its long term debt by $42.5 million, and entered into a $80 million revolving credit agreement with four banks to fund the acquisition. Management believes that funds provided from operations and borrowings under the $80 million revolving credit agreement will provide sufficient resources to allow the Company to

                                                                      Year Ended
Form 10-K               THORN APPLE VALLEY, INC.                    May 26, 1995


complete its capital projects, to finance its current operations, to meet its debt service requirements and to further develop its business in accordance with its operating strategies.

         In addition to the approximately $22 million of capital expenditures related to the Wilson acquisition, the Company anticipates capital expenditures during fiscal 1996 of approximately $40 million, primarily to complete the construction of its new manufacturing facility in Ponca City, Oklahoma and to complete the planned modernization of its various manufacturing and slaughter facilities.

         The cost of fixed assets increased significantly by $37.6 million during fiscal 1995. The primary factors attributable to this net increase were the capitalization of approximately $16.6 million related to the completion of the Company's slaughter facility expansion and renovation project, approximately $21.4 million of construction in progress costs related to the construction of a new manufacturing facility in Ponca City, Oklahoma and approximately $5 million of machinery and equipment purchases related to the Company's Deli & Smoked Meats division. Offsetting the above increases were retirements of approximately $3.1 million and the write off of approximately $5.6 million of fixed assets related to the closing of the Company's Tri-Miller facility in Hyrum, Utah.

         The Company's Board of Directors has authorized the expenditure of up to $10 million to repurchase outstanding shares of the Company's Common Stock; as of May 26, 1995, approximately $6.2 million had been used for such purchases. The timing and volume of any remaining purchases under this program will depend upon market conditions, and there can be no assurance that any particular volume of purchases will be achieved.

         OTHER

         The Company believes that the impact of inflation and changing prices would not significantly affect the Company's net income reported on a historical cost basis. This belief is based on the following:

         1. Substantially all of the Company's inventories are stated on a LIFO basis.

         2. Any increase in depreciation expense as a result of increased cost to replace property, plant and equipment is generally offset by productivity gains and cost savings due to improved efficiency resulting from technological improvements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         (Pages immediately following signature page)

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

                 None.

                                                                      Year Ended
Form 10-K                    THORN APPLE VALLEY, INC.               May 26, 1995


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
         OF THE REGISTRANT

         Partially incorporated by reference pursuant to Rule 12b-23 from the Company's 1995 Proxy Statement furnished in connection with the Company's Annual Meeting of Shareholders to be held on October 26, 1995. See also end of this Part III.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference pursuant to Rule 12b-23 from the Company's 1995 Proxy Statement furnished in connection with the Company's Annual Meeting of Shareholders to be held on October 26, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference pursuant to Rule 12b-23 from the Company's 1995 Proxy Statement furnished in connection with the Company's Annual Meeting of Shareholders to be held on October 26, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS

         Incorporated by reference pursuant to Rule 12b-23 from the Company's 1995 Proxy Statement furnished in connection with the Company's Annual Meeting of Shareholders to be held on October 26, 1995.

                        EXECUTIVE OFFICERS OF REGISTRANT

                                        Year First
                                          Became
               Name               Age    Officer                         Position
               ----               ---    -------                         --------

         Henry S Dorfman          73       1959      Chairman of the Board

         Joel Dorfman             44       1978      President and Chief Executive Officer

         Louis Glazier            46       1980      Executive Vice President Finance and Administration

         Keith Jahnke             41       1987      Executive Vice President Sales and Marketing

         Edward Boan              45       1987      Executive Vice President Pork and Human Resources


                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 26, 1995



         The following is a brief account of the business experience of each of the above-named persons during the past five years:

         Henry S Dorfman, a founder of the Company, has served as Chairman of the Board since 1959. Mr. Dorfman also served as Chief Executive Officer of the Company from 1959 to 1994.

         Joel Dorfman has served as President of the Company since 1985 and Chief Executive Officer of the Company since 1995. Mr. Dorfman has also been a director of the Company since 1978. Mr. Dorfman also served as Chief Operating Officer of the Company from 1985 to 1994. Joel Dorfman is the son of Henry S Dorfman.

         Louis Glazier has been Executive Vice President Finance and Administration of the Company since 1988. Mr. Glazier has also been a director of the Company since 1988.

         Keith Jahnke has been Executive Vice President Sales and Marketing for the Company since 1987.

         Edward Boan became Vice President of Human Resources in 1985. In 1987, he also became General Manager and Vice President Fresh Pork. In 1991, Mr. Boan became Executive Vice President Pork and Human Resources.


                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                 AND REPORTS ON FORM 8-K

        14(a)(1) Financial Statements

                 Report of Independent Accountants
                 Consolidated Balance Sheets at May 26, 1995 and May 27, 1994 Consolidated Statements of Income for the years ended
                     May 26, 1995, May 27, 1994 and May 28, 1993
                 Consolidated Statements of Shareholders' Equity for the years ended May 26, 1995, May 27, 1994 and May 28, 1993
                 Consolidated Statements of Cash Flows for the years ended
                     May 26, 1995, May 27, 1994, and May 28, 1993
                 Notes to Consolidated Financial Statements

                          Financial statements of subsidiaries of the Company
                 have been omitted because the Company is an operating company and all material subsidiaries are wholly-owned and are not indebted to any person other than the parent or the consolidated subsidiaries in an amount which is material to the total consolidated assets except indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the date of its creation.

                                                                      Year Ended
Form 10-K                THORN APPLE VALLEY, INC.                   May 26, 1995


        14(a)(2) Financial Statement Schedules

                 Report of Independent Accountants on Financial Statement Schedules (included in report of independent accountants on financial statements) of Coopers & Lybrand L.L.P.

                 II    -    Valuation and qualifying accounts and reserves for
                            the years ended May 26, 1995, May 27, 1994 and
                            May 28, 1993

                          Schedules other than those referred to are omitted
                 for the reason that they are not required or are not applicable.

        14(a)(3) Exhibits

                 (3)(a)     Restated Articles of Incorporation
                            Exhibit (3)(a) is incorporated herein by reference to Exhibit 3.1 to the Company's Form S-2 Registration Statement, Registration No. 33-43287.

                    (b) Amendment to Restated Articles of Incorporation Exhibit (3)(b) is incorporated herein by reference to Exhibit (3)(b) to the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 1993.

                    (c)     By-laws, as amended to date
                            Exhibit (3)(c) is incorporated herein by reference to Exhibit (3)(b) to the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 1981.

                 (10)       Material Contracts

                    (a) Bond Purchase Agreement, dated as of July 1, 1984, among The Onslow County Industrial Facilities and Pollution Control Financing Authority, Branch Banking and Trust Company and the Company.
                                  Exhibit (10)(a) is incorporated herein by reference to Exhibit (10)(f) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, as amended by its Form 8 dated October 10, 1991.

                    (b) Loan Agreement, dated as of July 1, 1984, between The Onslow County Industrial Facilities and Pollution Control Financing Authority and the Company.
                                  Exhibit (10)(b) is incorporated herein by reference to Exhibit (10)(g) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, as amended by its Form 8 dated October 10, 1991.

                                                                      Year Ended
Form 10-K                    THORN APPLE VALLEY, INC.               May 26, 1995


                    (c) Promissory Note in the principal amount of $6,000,000, dated July 1,1984, from the Company payable to The Onslow County Industrial Facilities and Pollution Control Financing Authority.
                                  Exhibit (10)(c) is incorporated herein by reference to Exhibit (10)(h) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, as amended by its Form 8 dated October 10, 1991.

                    (d) Security Agreement, dated as of July 1, 1984, between Branch Banking and Trust Company and the Company.
                                  Exhibit (10)(d) is incorporated herein by reference to Exhibit (10)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, as amended by its Form 8 dated October 10, 1991.

                    (e) Guaranty Agreement, dated as of July 1, 1984, from the Company to Branch Banking and Trust Company.
                                  Exhibit (10)(e) is incorporated herein by reference to Exhibit (10)(j) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, as amended by its Form 8 dated October 10, 1991.

                    (f) Interest Rate Exchange Agreement, dated as of April 12, 1985, between Chemical Bank and the Company.
                                  Exhibit (10)(f) is incorporated herein by reference to Exhibit (10)(k) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, as amended by its Form 8 dated October 10, 1991.

                    (g) Interest Rate Exchange Agreement, dated as of November 8, 1985, between Chemical Bank and the Company.
                                  Exhibit (10)(g) is incorporated herein by reference to Exhibit (10)(l) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, as amended by its Form 8 dated October 10, 1991.

                    (h) Promissory Note in the principal amount of $2,000,000, dated July 1, 1986, from Tri-Miller Packing Co. payable to Hyrum City, Cache County, Utah.
                                  Exhibit (10)(h) is incorporated herein by reference to Exhibit (10)(m) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, as amended by its Form 8 dated October 10, 1991.

                    (i) Continuing Guarantee, dated as of July 1, 1988, from the Company to Zions First National Bank.
                                  Exhibit (10)(i) is incorporated herein
                                  by reference to Exhibit (10)(n) to the
                                  Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991, as amended by its Form 8 dated October 10, 1991.

                                                                      Year Ended
Form 10-K               THORN APPLE VALLEY, INC.                    May 26, 1995


                    (j) Loan Agreement, dated as of July 1, 1986, between Hyrum City, Cache County, Utah and Tri-Miller Packing Co.
                                  Exhibit (10)(j) is incorporated herein by reference to Exhibit 10.32 to the Company's Form S-2 Registration Statement, Registration No. 33-43287.

                    (k) Note Agreement dated as of April 1, 1994 by and between the Company and Allstate Life Insurance Company relating to $15,000,000 principal amount 6.45% Senior Notes due April 21, 2006.
                                  Exhibit (10)(k) is incorporated herein by reference to Exhibit (10)(ee) to the Company's Annual Report on Form 10-K for the fiscal year ended May 27, 1994.

                    (l) Loan Agreement dated as of December 1, 1993 by and between Michigan Strategic Fund and the Company relating to $5,500,000 Adjustable Rate Demand Limited Obligation Revenue Bonds.
                                  Exhibit (10)(l) is incorporated herein by reference to Exhibit (10)(ff) to the Company's Annual Report on Form 10-K for the fiscal year ended May 27, 1994.

                    (m) Reimbursement Agreement dated as of December 1, 1993 by and between the Company and Old Kent Bank and Trust Company relating to $5,500,000 Adjustable Rate Demand Limited Obligation Revenue Bonds.
                                  Exhibit (10)(m) is incorporated herein by reference to Exhibit (10)(gg) to the Company's Annual Report on Form 10-K for the fiscal year ended May 27, 1994.

                    (n) Asset Purchase Agreement, dated as of April 29, 1995, by and among the Company and Doskocil Companies Incorporated and Wilson Foods Corporation, Concordia Foods Corporation, Dixie Foods Company and Shreveport Foods Company.
                                  Exhibit (10)(n) is incorporated herein by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated May 30, 1995, as amended by its Form 8-K/A dated May 30,1995.

                    (o) First Amendment to Asset Purchase Agreement, dated as of May 26, 1995, by and among the Company, Foodbrands America, Inc., successor by merger to Doskocil Companies Incorporated, Wilson Foods Corporation, Concordia Foods Corporation, Dixie Foods Company and Shreveport Foods Company.
                                  Exhibit (10)(o) is incorporated herein by reference to Exhibit 2.2 to the Company's Report on Form 8-K dated May 30, 1995, as amended by its Form 8-K/A dated May 30,1995.

                    (p) Noncompete Agreement, dated May 30, 1995, by Foodbrands America, Inc., Wilson Foods Corporation, Concordia Foods Corporation, Dixie Foods Company and Shreveport Foods Company in favor of the Company.

                                                                      Year Ended
Form 10-K               THORN APPLE VALLEY, INC.                    May 26, 1995


                                  Exhibit (10)(p) is incorporated herein by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated May 30, 1995, as amended by its Form 8-K/A dated May 30, 1995.

                    (q) Supply Agreement, dated May 30, 1995, by and among Wilson Foods Corporation and Foodbrands America, Inc., Dixie Foods Company and the Company.
                                  Exhibit (10)(q) is incorporated herein by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated May 30, 1995, as amended by its Form 8-K/A dated May 30, 1995.

                    (r) Transition Service Agreement, dated May 30, 1995, by and between Foodbrands America, Inc. and the Company.
                                  Exhibit (10)(r) is incorporated herein by reference to Exhibit 10.3 to the Company's Report on Form 8-K dated May 30, 1995, as amended by its Form 8-K/A dated May 30, 1995.

                    (s) Credit Agreement, dated as of May 30, 1995, among Cooperatieve Centrale Raiffeisen-Boerenleen Bank, B.A., Old Kent Bank & Trust Co., National City Bank, Harris Trust and Savings Bank and the Company.

                    (t) Note Agreement, dated as of October 1, 1994, by and between the Company and Allstate Life Insurance Company relating to $8,000,000 principal amount 8.42% Senior Notes due October 1, 2003.

                    (u) Note Agreement, dated as of May 15, 1995, among the Company, Allstate Life Insurance Company, Principal Mutual Life Insurance Company and Great-West Life & Annuity Insurance Company.

                    (v) Marketing and Management Agreement dated November 2, 1994 by and among Michigan Livestock Exchange, Indiana Livestock Exchange and the Company.

                 (21)       Subsidiaries of the registrant

                 (23)       Consent of Coopers & Lybrand L.L.P.

                 (27)       Financial Data Schedule

         14(b) The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this Report.

         14(d)(5)    Schedules
                     (Pages following signature page)

                                                                      Year Ended
Form 10-K               THORN APPLE VALLEY, INC.                    May 26, 1995


                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 5, 1995.

                                       THORN APPLE VALLEY, INC.
                                       (Registrant)


                                       By:   /s/ LOUIS GLAZIER
                                          ----------------------------------
                                             Louis Glazier
                                             Executive Vice President
                                                 Finance and Administration

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 5, 1995.

Signature                                                   Capacity
- ---------                                                   --------



                                                            Director
- -----------------------------------------------
                John C. Canepa


              /s/ HENRY S DORFMAN                           Director
- -----------------------------------------------
                Henry S Dorfman


               /s/ JOEL DORFMAN                             President and Director
- -----------------------------------------------             (principal executive officer)
                 Joel Dorfman

             /s/ BURTON D. FARBMAN                          Director
- -----------------------------------------------
               Burton D. Farbman


               /s/ LOUIS GLAZIER                            Executive Vice President Finance
- -----------------------------------------------             and Administration and Director (principal
                 Louis Glazier                              financial and accounting officer)


                                                                      Year Ended
Form 10-K               THORN APPLE VALLEY, INC.                    May 26, 1995


             /s/ MONIEK MILBERGER                           Director
- -----------------------------------------------
               Moniek Milberger


                                                            Director
- -----------------------------------------------
                Seymour Roberts


                      Report of Independent Accountants



To the Board of Directors and Shareholders
Thorn Apple Valley, Inc.
Southfield, Michigan

We have audited the consolidated financial statements and the financial statement schedule of Thorn Apple Valley, Inc. and Subsidiaries listed in item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the finacial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall finacial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thorn Apple Valley, Inc. and Subsidiaries as of May 26, 1995 and May 27, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 26, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the finacial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand L.L.P.

Detroit, Michigan
July 21, 1995

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                   May 26,                     May 27,
                                                                                    1995                        1994
                                                                                ------------                ------------
                        ASSETS
Current assets:
  Cash and cash equivalents                                                     $  4,730,637                $ 17,441,675
  Short-term investments                                                             531,064                     531,064
  Accounts receivable, less
    allowance for doubtful accounts
    (1995, $789,100; 1994, $731,800)                                              40,083,861                  44,190,499
  Inventories (Note 2)                                                            44,800,792                  43,780,184
  Refundable income taxes                                                          1,366,231
  Deferred income taxes (Note 7)                                                   2,499,000                   1,448,000
  Prepaid expenses and other current assets                                        4,073,817                   3,269,690
                                                                                ------------                ------------
         Total current assets                                                     98,085,402                 110,661,112
                                                                                ------------                ------------
Property, plant and equipment (Note 6):
  Land                                                                             1,139,439                   1,198,882
  Buildings and improvements                                                      37,694,988                  26,617,133
  Machinery and equipment                                                        117,712,476                 100,476,202
  Transportation equipment                                                         7,529,516                   7,238,986
  Property under capital leases                                                    7,428,634                   3,787,218
  Construction in progress                                                        22,206,233                  16,775,833
                                                                                ------------                ------------

                                                                                 193,711,286                 156,094,254

      Less accumulated depreciation                                               95,643,621                  87,834,957
                                                                                ------------                ------------
                                                                                  98,067,665                  68,259,297
                                                                                ------------                ------------
Other assets                                                                       8,143,298                   6,521,676
                                                                                ------------                ------------

                                                                                $204,296,365                $185,442,085
                                                                                ============                ============
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                               $32,474,150                 $33,970,384
  Notes payable, banks (Note 3)                                                    5,960,000
  Notes payable, officer (Note 4)                                                  1,415,241                   1,998,029
  Accrued liabilities (Note 5)                                                    23,378,430                  20,634,804
  Current portion of long-term debt (Note 6)                                       3,100,310                   1,701,091
  Income taxes                                                                                                   526,722
                                                                                ------------                ------------

        Total current liabilities                                                 66,328,131                  58,831,030
                                                                                ------------                ------------

Long-term debt (Note 6)                                                           35,464,669                  27,936,985
                                                                                ------------                ------------

Deferred income taxes (Note 7)                                                     3,908,000                   2,504,000
                                                                                ------------                ------------

Shareholders' equity:
  Preferred stock:  $1 par value; authorized 200,000 shares; issued none
  Common nonvoting stock:  $.10 par value; authorized 20,000,000 shares;
  issued none
  Common voting stock:  $.10 par value; authorized 20,000,000 shares; issued
    5,770,647 shares in 1995 and 5,803,073 shares in 1994                            577,065                     580,307
  Capital in excess of par value                                                   6,771,071                   4,778,498
  Retained earnings                                                               91,247,429                  90,811,265
                                                                                ------------                ------------
                                                                                  98,595,565                  96,170,070
                                                                                ------------                ------------

                                                                                $204,296,365                $185,442,085
                                                                                ============                ============

                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



                                                      Fiscal Years Ended
                                          -----------------------------------------
                                             May 26,         May 27,       May 28,
                                               1995           1994          1993
                                          ------------   ------------   ------------
Net sales                                 $744,542,466   $772,098,333   $729,909,723
                                          ------------   ------------   ------------
Operating costs and expenses:
  Cost of goods sold, including
   delivery costs                          669,068,064    693,784,481    655,146,521
  Selling                                   25,377,029     24,155,852     21,995,674
  General and administrative                22,911,735     22,339,197     22,851,047
  Depreciation                               9,830,100      8,262,515      7,379,378
  Restructuring charge (Note 11)             7,857,319
                                          ------------   ------------   ------------
                                           735,044,247    748,542,045    707,372,620

Income from operations                       9,498,219     23,556,288     22,537,103
                                          ------------   ------------   ------------
Other expense (income):
  Interest                                   2,258,674      2,151,359      1,843,750
  Other, net                                  (960,341)      (895,444)      (879,214)
                                          ------------   ------------   ------------

                                             1,298,333      1,255,915        964,536
                                          ------------   ------------   ------------

Income before income taxes                   8,199,886     22,300,373     21,572,567


Provision for income taxes (Note 7)          2,945,000      8,217,000      7,710,000
                                          ------------   ------------   ------------
Net income                                  $5,254,886    $14,083,373    $13,862,567
                                          ============   ============   ============

Earnings per share of common stock               $0.91          $2.40          $2.36
                                          ============   ============   ============



                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                   Common Stock             Capital in
                                               -----------------------      Excess of        Retained
                                                Shares         Amount       Par Value        Earnings
                                               ---------      --------      ----------     -----------
Balance, May 29, 1992                          5,833,106      $583,311      $6,673,678     $65,628,966

Net income                                                                                  13,862,567

Cash dividends, $.20 per share                                                              (1,179,638)

Payment in lieu of fractional shares                                            (3,861)

Exercise of stock options including
  related tax benefits (Note 8)                   87,000         8,700         735,433
                                               ---------       -------       ---------      ----------
Balance, May 28, 1993                          5,920,106       592,011       7,405,250      78,311,895

Net income                                                                                  14,083,373

Cash dividends, $.27 per share                                                              (1,584,003)

Exercise of stock options including
  related tax benefits (Note 8)                    9,500           950         133,039

Purchase and retirement of common stock         (126,533)      (12,654)     (2,759,791)
                                               ---------       -------       ---------      ----------
Balance, May 27, 1994                          5,803,073       580,307       4,778,498      90,811,265

Net income                                                                                   5,254,886

Cash dividends, $.28 per share                                                              (1,610,575)

Exercise of stock options including related tax
  benefits and other stock plans (Note 8)        104,645        10,465       2,161,423

Purchase and retirement of common stock         (137,071)      (13,707)       (168,850)     (3,208,147)
                                               ---------      --------      ----------     -----------
Balance, May 26, 1995                          5,770,647      $577,065      $6,771,071     $91,247,429
                                               =========      ========      ==========     ===========






                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Fiscal Years Ended
                                                               ----------------------------------------------
                                                                May 26,            May 27,            May 28,
                                                                1995               1994               1993
                                                               --------         -----------       -----------
Cash flows from operating activities:
  Net income                                                  $5,254,886        $14,083,373       $13,862,567
                                                              ----------        -----------       -----------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                             9,830,100          8,262,515         7,379,378
      Restructuring charge                                     6,915,646
      Deferred income taxes                                      353,000            656,000          (780,000)
      (Gain) loss on disposition of property,
        plant and equipment                                      (15,451)              (813)           26,601
      Provision for losses on accounts receivable                 57,300           (100,500)           61,800
      (Increase) decrease in assets:
        Accounts receivable                                    4,049,338         (6,800,467)       (1,814,851)
        Inventories                                           (1,020,608)        (5,610,119)        1,866,585
        Refundable income taxes                               (1,366,231)           528,574          (528,574)
        Prepaid expenses and other assets                     (2,425,749)           (82,919)         (264,580)
      Increase (decrease) in liabilities:
        Accounts payable                                      (1,496,234)         7,289,671         1,784,084
        Accrued liabilities                                    2,094,826          3,452,205           862,163
        Income taxes                                            (526,722)           526,722          (392,575)
                                                              ----------        -----------       -----------
    Total adjustments                                         16,449,215          8,120,869         8,200,031
                                                              ----------        -----------       -----------
      Net cash provided by operating activities               21,704,101         22,204,242        22,062,598
                                                              ----------        -----------       -----------
Cash flows from investing activities:
  Purchase of short-term investments                                               (300,000)
  Proceeds from redemption of short-term investments                                 20,000         1,296,000
  Purchase of long-term investments                                                                (2,160,000)
  Proceeds from sale of property, plant and equipment            412,926          2,311,269           461,305
  Capital expenditures                                       (43,367,769)       (30,197,956)      (19,197,032)
                                                              ----------        -----------       -----------
      Net cash used in investing activities                  (42,954,843)       (28,166,687)      (19,599,727)
                                                              ----------        -----------       -----------
Cash flows from financing activities:
  Proceeds from long-term debt                                 8,000,000         20,500,000
  Proceeds from stock options exercised including related
    tax benefits                                               2,171,888            133,989           744,133
  Principal payments on long-term debt                        (2,008,117)        (1,940,256)       (8,161,804)
  Purchase and retirement of common stock                     (3,390,704)        (2,772,445)
  Net borrowings under lines of credit                         5,960,000
  Net borrowings from (payments to) officers                    (582,788)           387,406           885,800
  Dividends paid                                              (1,610,575)        (1,584,003)       (1,179,638)
  Payment in lieu of fractional shares                                                                 (3,861)
                                                              ----------        -----------       -----------

      Net cash provided by (used in) financing activities      8,539,704         14,724,691        (7,715,370)
                                                              ----------        -----------       -----------

Net increase (decrease) in cash                              (12,711,038)         8,762,246        (5,252,499)

Cash and cash equivalents, beginning of year                  17,441,675          8,679,429        13,931,928
                                                              ----------        -----------       -----------
Cash and cash equivalents, end of year                        $4,730,637        $17,441,675        $8,679,429
                                                              ==========        ===========        ==========
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                                $4,003,000         $2,336,000        $2,421,000
                                                              ==========        ===========        ==========
      Income taxes                                            $3,991,000         $6,207,000        $8,891,000
                                                              ==========        ===========        ==========

Noncash investing activities:
  Capital lease obligations                                   $2,935,020           $895,578
                                                              ==========        ===========




                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED MAY 26, 1995, MAY 27, 1994 AND MAY 28, 1993




1.   Summary of significant accounting policies:


     Nature of operations:

         The Company is engaged in the manufacture and sale of bacon, hot dogs and lunch meats, hams, smoked sausage and turkey products, as well as the slaughtering of hogs and the sale of related fresh meat products.


     Principles of consolidation:

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Cash and cash equivalents:

         Cash and cash equivalents include cash on hand, demand deposits and short-term investments with a maturity of three months or less at the date of acquisition.


     Short-term investments:

         Short-term investments are those with a maturity in excess of three months at the date of acquisition and are valued at cost, which approximates market.


     Inventories:

         Substantially all inventories are stated at the lower of last-in, first-out (LIFO) cost or market.

     Property, plant and equipment:

         Property, plant and equipment are stated at cost. Upon retirement or disposal of property, plant and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in other income. Depreciation is computed for financial reporting purposes generally on the straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is charged against results of operations as incurred. The Company capitalized interest incurred on debt during the course of major projects which approximated $1,048,000 during 1995.


     Interest rate exchange agreements, options and forward contracts:

         The Company has entered into interest rate exchange agreements and a variety of commodity option and forward contracts. Realized and unrealized gains and losses are recognized currently in income and expenses.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED MAY 26, 1995, MAY 27, 1994 AND MAY 28, 1993




1.   Summary of significant accounting policies (continued):

     Earnings per share of common stock:

         Earnings per share of common stock are based on the weighted average number of common shares outstanding during each year. The weighted average number of shares for 1995, 1994 and 1993 were 5,754,726, 5,877,789 and 5,884,081, respectively.

         The potential dilution from shares issuable under employee stock option plans is excluded from the computation of the weighted average number of common shares outstanding since it is not material.

     Fiscal year:

         The Company's fiscal year is reported on a 52/53-week period which ends on the last Friday in May.

2.   Inventories:



                                                     1995               1994
                                                   --------           --------
             At lower of cost or market:
               Supplies                          $ 6,824,152        $ 6,029,038
               Raw materials                      11,389,564         18,333,399
               Work in process                     4,914,163          2,933,039
               Finished goods                     24,622,913         21,406,708
                                                 -----------        -----------
                                                  47,750,792         48,702,184

             Less LIFO reserve                     2,950,000          4,922,000
                                                 -----------        -----------

                                                 $44,800,792        $43,780,184
                                                 ===========        ===========

     The LIFO method of accounting for inventories had the effect (after income taxes) of increasing net income by approximately $1,282,000
      ($.22 per share) and $538,000 ($.09 per share) for the years ended
      May 26, 1995 and May 27, 1994, respectively, and decreasing net income by approximately $810,000 ($.14 per share) for the year ended May 28, 1993.


3.   Lines of credit and short-term borrowings:

     At May 26, 1995, the Company had unsecured lines of credit with three banks whereby it could borrow in the aggregate up to $27,000,000 with interest ranging from below the prime rate to the prime rate charged by major banks. At May 26, 1995, the Company had unused lines of credit of $21,040,000. The weighted average interest rate under the lines of credit was approximately 5.9% and 5.2% during fiscal 1995 and 1994, respectively. The calculation of the weighted average interest rate has been determined by dividing the actual interest charges by the average amount outstanding. On May 30, 1995, the Company obtained an $80 million revolving credit agreement that will replace the lines of credit which existed at May 26, 1995. (See Note 12).

     The Company has entered into interest rate exchange agreements, whereby it has exchanged its variable rate position on a notional amount of $15,000,000 for a fixed rate of 11.7%. The differential paid or received on these agreements is recognized as an adjustment to interest expense. The notional amount is not subject to risk of loss. The agreements expire in fiscal 1996.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED MAY 26, 1995, MAY 27, 1994 AND MAY 28, 1993




4.  Notes payable, officer, and other related party transactions:

    The notes payable, officer, are due on demand, with interest payable monthly at approximately 1% below the prime rate. Interest expense on the notes payable, officer, amounted to approximately $226,400, $150,600 and $104,700 for the years ended 1995, 1994 and 1993, respectively.

    Accounts receivable includes a non interest bearing note receivable from a trust that has purchased life insurance policies for certain officers and other employees. The balance of the note was $1,700,000 and $900,000 at May 26, 1995 and May 27, 1994, respectively.

    The Company leased its sales division office building from entities controlled by certain officers/shareholders of the Company. During 1995, 1994 and 1993, the Company paid rent of approximately $174,600 for the use of this location.

    The Company maintains inventory at a freezer warehouse that is 75% owned by an officer and director of the Company. Storage and handling expenses paid to this freezer warehouse amounted to approximately $2,311,000, $1,071,000 and $1,275,000 for the years ended 1995, 1994 and 1993, respectively. Additionally, the Company rents a portion of the freezer warehouse for use as a distribution center. Currently, the Company is operating under a one year lease option that expires in January 1996. Freezer warehouse rent expense amounted to $882,000 for each of the years ended 1995, 1994, and 1993, respectively.

5.  Accrued liabilities:

    Included within accrued liabilities are compensation and employee benefits of $4,669,454 and $3,842,068 at May 26, 1995, and $4,903,496 and
     $3,708,077 at May 27, 1994, respectively.

6. Long-term debt:

     Long-term debt consists of the following:


                                                    1995                 1994
                                                    ------              ------
         A.  Notes                                 $23,000,000        $15,000,000
         B.  Industrial revenue bonds                9,785,733         10,425,000
         C.  Promissory note                         1,682,942          1,994,025
         D.  Obligations under capital leases        4,096,304          2,214,251
         E.  Other long-term debt with
             varying terms and maturities                                   4,800
                                                   -----------        -----------
                                                    38,564,979         29,638,076
              Less current portion                   3,100,310          1,701,091
                                                   -----------        -----------
                                                   $35,464,669        $27,936,985
                                                   ===========        ===========


A. At May 26, 1995 the outstanding balance consisted of two separate issues of unsecured notes in private placements to an institutional investor.
     The first outstanding issue is at $15,000,000 bearing interest at a fixed rate of 6.45% per annum. The principal on the notes is due in equal annual installments of $1,666,666 beginning April 1, 1998, and ending April 1, 2005, with the remaining principal payable at maturity on April 26, 2006. The second outstanding issue, completed during fiscal 1995, is at $8,000,000 bearing interest at a fixed rate of 8.42% per annum, having a maturity of nine years. Interest is payable semi-annually on the first day of April and October of each year, beginning April 1, 1995. The principal on the notes is due at maturity on October 1, 2003.

    The Company is required, pursuant to the terms and covenants of the unsecured notes agreements, to maintain a minimum level of consolidated tangible net worth.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED MAY 26, 1995, MAY 27, 1994 AND MAY 28, 1993




6.   Long-term debt (continued):

 B. At May 26, 1995, the outstanding principal balance of the industrial revenue bonds consisted of three separate bond issues. The first outstanding issue is at $3,112,500 with varying quarterly principal payments due July 1, 1995 through January 1, 2000, and quarterly interest at 81.1042% of the current prime rate (Prime at May 26, 1995 was 9%). The second outstanding issue is at $1,173,233 with varying monthly payments through January 1, 2002, which include interest at 85% of the current prime rate. The entire outstanding balance of the second bond issue has been reclassified as a current liability as the Company anticipates repaying it during fiscal 1996 upon the subsequent sale of a portion of the Tri-Miller facility resulting from the plant closure as previously announced. (See Note 12). The third outstanding issue, entered into during fiscal 1994, is at $5,500,000 with monthly interest payments at a variable rate and the principal due on December 1, 2005. The variable rate of interest paid on the third issue during the month of May 1995, averaged 4.99%.

     The first and second bond issues are collateralized by property, plant and equipment, while the third bond issue is collateralized by a $5,600,000 letter of credit.

     The Company is required, pursuant to the terms of an industrial revenue bond and limited obligation revenue bond agreement, to maintain a minimum level of consolidated tangible net worth.

 C. During fiscal 1993, the Company financed an investment of $2,115,000 in a limited partnership in properties qualifying for low income housing tax credits. Annual varying principal payments are due April 1, 1996, through April 1, 1998. The effective interest rate is 8.47%.

 D. The obligations under capital leases are at fixed interest rates ranging from 5.5% to 10.55% and are collateralized by property, plant and equipment.

         Property under capital leases consists of the following:


                                                    1995         1994
                                                 ----------    ----------
             Machinery and equipment             $7,428,634    $3,787,218
              Less accumulated amortization       2,752,543     2,096,025
                                                 ----------    ----------
                                                 $4,676,091    $1,691,193
                                                 ==========    ==========

     Future minimum rentals for property under capital leases are as follows:

              Year Ending                                           Amount
              -----------                                       --------------
              1996                                                 $1,342,374
              1997                                                  1,147,106
              1998                                                  1,053,257
              1999                                                    599,410
              2000                                                    564,196
              Thereafter                                              131,130
                                                                   ----------
              Total minimum lease obligation                        4,837,473
               Less interest                                          741,169
                                                                   ----------
              Present value of total minimum lease obligation      $4,096,304
                                                                   ==========

     Additionally, on May 30, 1995, the Company issued $42,500,000 of long-term unsecured notes in a private placement in conjunction with the acquisition of certain assets of the retail division of Foodbrands America, Inc. (See Note 12).

     The aggregate maturities of long-term debt (excluding obligations under capital leases) during the five years subsequent to May 26, 1995 are:
      1996, $2,073,169; 1997, $948,520; 1998, $3,338,652; 1999, $2,379,166;
      2000, $2,229,166.

     The fair value of the Company's long-term debt approximates the carrying amount based on the current rates offered to the Company on similar debt.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED MAY 26, 1995, MAY 27, 1994 AND MAY 28, 1993




7. Income taxes:

       The Company's provision for income taxes was as follows:



                                        1995          1994          1993
                                      ----------   ----------    ----------
       Currently payable:
        Federal                       $2,259,000   $6,874,000    $6,636,000
        State and local                  333,000      638,000       675,000
                                      ----------   ----------    ----------
        Total currently payable        2,592,000    7,512,000     7,311,000
       Deferred:
        Federal and state                353,000      705,000       399,000
                                      ----------   ----------    ----------
        Total provision               $2,945,000   $8,217,000    $7,710,000
                                      ==========   ==========    ==========




   Deferred income taxes, on a SFAS No. 109 basis, reflect the estimated future tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of deferred income tax assets and liabilities as of May 26, 1995 and May 27, 1994 are as follows:

                                    1995                             1994
                          --------------------------        -------------------------
                           Deferred       Deferred          Deferred       Deferred
                             Tax            Tax               Tax            Tax
                            Assets       Liabilities         Assets       Liabilities
                          -----------   ------------        ----------     ----------
Depreciation                             $3,449,100                        $2,154,665
Employee benefit plans     $1,440,776                       $1,390,529
Bad debt expense              297,373                          275,885
Royalty income                               95,552                           132,583
Capital leases                              183,794                           142,505
Restructuring charge          916,901
All other                      33,062       368,666             85,775        378,436
                           ----------    ----------         ----------     ----------
 Total deferred taxes      $2,688,112    $4,097,112         $1,752,189     $2,808,189
                           ==========    ==========         ==========     ==========



 A reconciliation of the provision for income taxes is shown below:


                                        1995                 1994             1993
                               ------------------    ---------------- -----------------
                                 Amount       %        Amount     %      Amount     %
                               ----------   -----    ----------  ---- -----------  ----
Federal income tax
 at statutory rate             $2,870,000     35     $7,805,000   35  $7,335,000     34
State and local income
  taxes, net of federal
  income tax benefit              232,000      3        445,000    2     446,000      2
Lower tax rate attributable
  to foreign sales corporation   (138,000)    (2)      (202,000)  (1)    (95,000)
Other                             (19,000)              169,000    1      24,000
                               ----------    ---     ----------  ---  ----------   ----
                               $2,945,000     36     $8,217,000   37  $7,710,000     36
                               ==========    ===     ==========  ===  ==========   ====

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED MAY 26, 1995, MAY 27, 1994 AND MAY 28, 1993




8.  Stock option plans:

    The Company's 1990 Employee Stock Option Plan authorizes the Company's
     Stock Option Committee to grant options for up to 787,500 shares of the Company's common stock to present or prospective employees. At May 26, 1995, 339,050 options were granted but not exercised under the 1990 Plan. At May 26, 1995, there were 145,500 options granted but not exercised under the 1982 Employee Stock Option Plan. The Company's Stock Option Committee may designate any requirements regarding option price, waiting period or an exercise date for options granted under the Plans, except that incentive stock options may not be exercised at less than the fair market value of the stock on the date of grant, and no option may remain outstanding for more than 10 years.

   The following is a summary of options granted under the Plans:

                                     1995                           1994                         1993
                           ---------------------------     ------------------------      -------------------------
                                           Option                       Option                        Option
                             Shares         Price          Shares        Price           Shares        Price
                           ---------------------------     ------------------------      -------------------------
   Balance, beginning       465,000    $ 2.56 - $23.00     315,000   $2.56 - $23.00      282,750    $2.56 - $19.67

   Exercised               (100,200)   $ 2.56 - $26.00      (9,500)  $2.56 - $17.00      (87,000)   $2.56 - $ 2.78

   Canceled or terminated   (50,750)   $17.00 - $26.00

   Granted                  170,500         $26.00         159,500       $17.00          119,250        $23.00
                            -------                        -------                       -------
   Balance, ending          484,550    $ 2.56 - $26.00     465,000   $2.56 - $23.00      315,000    $2.56 - $23.00
                            =======                        =======                       =======


    At May 26, 1995, there were 18 participants in the 1982 Employee Stock
     Option Plan and 24 participants in the 1990 Employee Stock Option Plan.


9.  Pension plans:

    The Company and its subsidiaries have several defined benefit pension plans covering substantially all of their nonsalaried employees. Benefits under these plans are based on the employee's years of service, and the benefit obligations are based upon the employee's expected date of retirement. Plan assets are invested in corporate and government bonds, common stocks and a bank money market fund. The Company's general funding policy is to contribute amounts deductible for federal income tax purposes.


    Net periodic pension cost for 1995, 1994 and 1993 includes the following benefit and cost components:

                                      1995        1994        1993
                                    --------    --------    --------
    Service cost                    $332,840    $320,182    $292,588
    Interest cost                    645,329     597,299     529,854
    Actual return on plan assets    (885,195)   (282,059)   (657,358)
    Net amortization and deferral    250,402    (328,786)     74,656
                                    --------    --------    --------
    Net periodic pension cost       $343,376    $306,636    $239,740
                                    ========    ========    ========

    As of May 26, 1995 and May 27, 1994, the funded status of the defined benefit plans, using the actuarial present value of the benefit obligation, is as follows:

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED MAY 26, 1995, MAY 27, 1994 AND MAY 28, 1993




9.  Pension plans (continued):

                                                  1995             1994
                                               ----------       ----------
            Vested benefit obligation          $8,338,358       $7,670,688

            Projected and accumulated
             benefit obligation                $8,863,460       $8,195,853
            Plan assets at fair value           8,627,451        7,608,933
                                               ----------       ----------
            Projected benefit obligation
             greater than assets                  236,009          586,920
            Unrecognized net (loss)              (365,170)        (593,552)
            Unrecognized net transition asset     232,326          260,137
            Unrecognized prior service cost       (51,592)         (56,190)
                                               ----------       ----------
            Accrued pension cost               $   51,573       $  197,315
                                               ==========       ==========

            Actuarial assumptions used for
             1995, 1994, and 1993 are:

            Discount rate                                8%
            Expected rate of return on plan
            assets                                       8%

    The Company also makes contributions to union-sponsored multi-employer plans in accordance with negotiated labor contracts. Information on the actuarial present value of accumulated plan benefits and net assets available for benefits relating to these plans is not available. Contributions to all such plans were approximately $207,000, $169,000, and $183,000 in 1995, 1994 and 1993, respectively.

10. Commitments:

    Operating leases:

    The Company leases transportation and manufacturing equipment under several operating leases expiring through 2001. The majority of the leases contain purchase options at stated amounts or fair market value. The Company also leases various office space as well as freezer storage space at a freezer warehouse (Note 4). Rent expense under all operating leases amounted to approximately $6,817,000, $5,338,000 and $4,487,000 for the years ended 1995, 1994 and 1993, respectively. Total future minimum rentals under non-cancelable operating leases as of May 26, 1995, including those discussed in Note 4, are:

                       Year Ending                      Amount
                       -----------                  -------------
                          1996                       $5,009,000
                          1997                        4,143,000
                          1998                        3,246,000
                          1999                        1,993,000
                          2000                          941,000
                          Thereafter                    141,000

    Letters of credit:

    At May 26, 1995, the Company had outstanding letters of credit totaling approximately $8,300,000 which serve as collateral for an industrial revenue bond issue, as discussed in Note 6, and various insurance agreements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED MAY 26, 1995, MAY 27, 1994 AND MAY 28, 1993




10.  Commitments (continued):

     Purchase and Management Agreement:

     In November, 1994 the Company entered into a 10 year agreement with Michigan Livestock Exchange (MLE). Under the terms of the agreement, MLE has agreed to manage and operate the Company's hog buying stations and to provide the Company with hogs in accordance with the Company's quantity and quality specifications at MLE's hog costs plus certain operating expenses. In consideration the Company will pay MLE $83,333 per month as a facilities use and management fee. In accordance with the agreement the Company has purchased $2.0 million of preferred stock of MLE that pays a 6% dividend. The Company has classified the investment in MLE in other long-term assets on its consolidated balance sheet.


11.  Restructuring Charges:

     During the fourth quarter of fiscal 1995, the Company recorded a one-time pre-tax restructuring charge to operations of $7.9 million. In March, the Company announced a plan to close its Tri-Miller Packing facility in Hyrum, Utah in an effort to eliminate duplicate facilities and excess personnel. The closing is expected to reduce ongoing manufacturing costs, and was made possible by the recent completion of the expansion of the Company's Grand Rapids, Michigan facility. Under the restructuring plan, the Company has identified approximately 400 employees, both production and management that were terminated. The shut down of this facility was substantially completed by the end of May. The restructuring charge includes $5.5 million related to the write-down of plant and equipment costs that are being sold. Additionally, $1.4 million includes other costs related to ceasing production of the Tri-Miller facility, write-down of obsolete inventories, facility consolidation costs and employee severance payments. The remaining $1.0 million of the restructuring charge relates to the write-down of buildings, leasehold improvements and equipment to estimated realizable value associated with the relocation of the corporate staff to a new headquarters office and the planned relocation of the Company's Cavanaugh Lakeview Farms, subsidiary to the newly constructed production facility in Ponca City, Oklahoma.

12.  Subsequent Event:

     On May 30, 1995, the Company completed the acquisition of certain assets of the retail division of Foodbrands America, Inc. formerly the Doskocil Companies. The aggregate purchase for the assets acquired and the assumption of certain liabilities was approximately $65.8 million. During the next five years, Foodbrands has the right to receive from the Company up to an additional $10 million in accordance with what is being referred to as an Earnout Agreement. The acquisition has been accounted for by the purchase method. The acquired assets include three manufacturing facilities, machinery and equipment, current assets, certain trademarks and trade names and goodwill. The goodwill acquired will be amortized to expense over 40 years.

      Concurrent with the acquisition the Company issued $42.5 million of long-term unsecured notes in a private placement and replaced its existing lines of credit with an $80 million revolving credit agreement. The long-term unsecured debt is at a fixed rate of 7.58% per annum, having a maturity of ten years, interest is payable semi-annually on May 15 and November 15 of each year. The principal on the notes is due in equal annual installments of $6,071,429 beginning May 15, 1999, and ending May 15, 2004, with the remaining principal payable at maturity on May 15,
      2005.   The Company is required, pursuant to the terms and covenants of the unsecured notes agreement, to maintain a minimum level of consolidated net worth.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED MAY 26, 1995, MAY 27, 1994 AND MAY 28, 1993




12.  Subsequent Event (continued):

      The unsecured revolving credit agreement is with four financial institutions at variable interest rates no higher than the prime rate or its equivalent. The commitments under the revolving credit agreement expire on May 30, 1998, but may be extended annually for successive one year periods with the consent of the financial institutions. The commitment fee on the unused portion of the facility is .25% per annum. The Company is required under the revolving credit agreement to maintain a minimum level of consolidated net worth.

      The following unaudited pro forma condensed combined financial information assumes the acquisition occurred at the beginning of fiscal 1995. The results do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of fiscal 1995, or of the results which may occur in the future.


                                                  Fiscal Year Ended
                                                    May 26, 1995
           (In thousands, except per share data)     (Unaudited)
           --------------------------------------------------------
           Net sales                                 $965,780
           Income from operations                     $11,192
           Net income                                  $2,377
           Earnings per share                           $0.41
           --------------------------------------------------------




13.  Summary of quarterly financial information (unaudited):

     (Dollars in thousands except per share data)
      --------------------------------------------------------------------
       Quarter                   4th        3rd        2nd          1st (a)
      --------------------------------------------------------------------
      Fiscal 1995

      Net sales               $158,715   $163,556   $186,152     $236,119
      Gross profit              13,985     12,548     26,741       22,200
      Net income (loss)         (4,475)      (507)     7,661        2,576
      Earnings (loss) per
       share of common stock     (0.79)(b)  (0.09)      1.34         0.45

      --------------------------------------------------------------------
       Quarter                   4th        3rd        2nd          1st (a)
      --------------------------------------------------------------------
      Fiscal 1994

      Net sales               $177,795   $173,317   $189,387     $231,599
      Gross profit              16,610     18,129     19,942       23,633
      Net income                 3,559      3,020      3,602        3,902
      Earnings per share
       of common stock            0.61 (b)   0.52       0.61         0.66

      (a) The first quarter consisted of sixteen weeks while all other quarters consisted of twelve weeks.
      (b) Includes an adjustment to reflect the LIFO method of accounting for inventories.

                                                                     SCHEDULE II
                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

            YEARS ENDED MAY 26, 1995, MAY 27, 1994 AND MAY 28, 1993

     ---------------------------------------------------------------------------------------------------------
     COLUMN A                              COLUMN B       COLUMN C     COLUMN D       COLUMN E       COLUMN F
     ---------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                          ---------------------------
                                           Balance at     Charged to   Charged to                     Balance
                                           beginning      cost and     other accounts-   (A)          at end
     Classification                        of period      expenses     describe       Deductions     of period
     ---------------------------------------------------------------------------------------------------------
     Allowance for doubtful accounts:

       Year ended May 26, 1995             $731,800       $293,810                    $236,510       $789,100

       Year ended May 27, 1994             $832,300       $321,868                    $422,368       $731,800

       Year ended May 28, 1993             $770,500       $153,713                     $91,913       $832,300





     Note A.  Write-off of uncollectible accounts, net of recoveries.

Form 10-K                                                          Year Ended
                                                                 May 26, 1995

                           THORN APPLE VALLEY, INC.

                               INDEX TO EXHIBITS

Exhibit No.                                                     Page
- -----------                                                     ----
  (3)(a)      Restated Articles of Incorporation
     (b)      Amendment    to   Restated    Articles    of
              Incorporation
     (c)      By-laws, as amended to date


 (10)         Material Contracts
     (a)      Bond Purchase  Agreement, dated  as of  July
              1, 1984, among The  Onslow County Industrial
              Facilities and  Pollution Control  Financing
              Authority,  Branch Banking and Trust Company
              and the Company.
     (b)      Loan Agreement,  dated as of  July 1,  1984,
              between   The   Onslow   County   Industrial
              Facilities and  Pollution Control  Financing
              Authority and the Company.
     (c)      Promissory Note  in the  principal amount of
              $6,000,000,  dated July  1,  1984,  from the
              Company   payable   to  The   Onslow  County
              Industrial Facilities and Pollution  Control
              Financing Authority.
     (d)      Security  Agreement,  dated as  of  July  1,
              1984,   between  Branch  Banking  and  Trust
              Company and the Company.
     (e)      Guaranty   Agreement,   dated  as   of  July
              1, 1984, from  the Company  to Branch Banking
              and Trust Company.
     (f)      Interest  Rate Exchange  Agreement, dated as
              of  April  12,  1985, between  Chemical Bank
              and the Company.
     (g)      Interest  Rate Exchange  Agreement, dated as
              of  November 8, 1985,  between Chemical Bank
              and the Company.
     (h)      Promissory Note  in the principal amount  of
              $2,000,000, dated  July 1,  1986, from  Tri-
              Miller Packing  Co. payable  to Hyrum  City,
              Cache County, Utah.
     (i)      Continuing Guarantee,  dated as  of July  1,
              1988,  from  the  Company   to  Zions  First
              National Bank.
     (j)      Loan Agreement,  dated as of  July 1,  1986,
              between Hyrum City, Cache  County, Utah  and
              Tri-Miller Packing Co.
     (k)      Note Agreement dated as of April 1, 1994  by
              and between  the Company  and Allstate  Life
              Insurance  Company relating  to  $15,000,000
              principal  amount  6.45%  Senior  Notes  due
              April 21, 2006.
     (l)      Loan Agreement dated as  of December 1, 1993
              by and  between Michigan  Strategic Fund and
              the   Company    relating   to    $5,500,000
              Adjustable  Rate Demand  Limited  Obligation
              Revenue Bonds.


Form 10-K                                                          Year Ended
                                                                 May 26, 1995

                           THORN APPLE VALLEY, INC.



    (m)      Reimbursement   Agreement   dated   as    of
             December 1, 1993  by and between the Company
             and  Old   Kent  Bank   and  Trust   Company
             relating  to   $5,500,000  Adjustable   Rate
             Demand Limited Obligation Revenue Bonds.
    (n)      Asset Purchase  Agreement, dated as of April
             29,  1995,  by  and  among the  Company  and
             Doskocil Companies  Incorporated and  Wilson
             Foods    Corporation,    Concordia     Foods
             Corporation,   Dixie   Foods   Company   and
             Shreveport Foods Company.
    (o)      First    Amendment   to    Asset    Purchase
             Agreement, dated as of May 26, 1995, by  and
             among  the   Company,  Foodbrands   America,
             Inc.,   successor  by   merger  to  Doskocil
             Companies    Incorporated,    Wilson   Foods
             Corporation,  Concordia  Foods  Corporation,
             Dixie  Foods  Company and  Shreveport  Foods
             Company.
    (p)      Noncompete  Agreement,  dated May  30, 1995,
             by  Foodbrands  America, Inc.,  Wilson Foods
             Corporation,  Concordia  Foods  Corporation,
             Dixie  Foods  Company and  Shreveport  Foods
             Company in favor of the Company.
    (q)      Supply  Agreement, dated  May  30,  1995, by
             and   among  Wilson  Foods  Corporation  and
             Foodbrands   America,  Inc.,   Dixie   Foods
             Company and the Company.
    (r)      Transition  Service Agreement, dated May 30,
             1995,  by  and between  Foodbrands  America,
             Inc. and the Company.
    (s)      Credit Agreement, dated as  of May 30, 1995,
             among   Cooperatieve  Centrale   Raiffeisen-
             Boerenleen  Bank,  B.A.,  Old  Kent  Bank  &
             Trust Co., National City Bank, Harris  Trust
             and Savings Bank and the Company.
    (t)      Note   Agreement,  dated  as  of  October 1,
             1994,  by   and  between  the  Company   and
             Allstate  Life Insurance Company relating to
             $8,000,000  principal  amount  8.42%  Senior
             Notes due October 1, 2003.
    (u)      Note Agreement,  dated as  of May 15,  1995,
             among  the Company,  Allstate Life Insurance
             Company,  Principal  Mutual  Life  Insurance
             Company   and  Great-West   Life  &  Annuity
             Insurance Company.
    (v)      Marketing  and  Management  Agreement  dated
             November 2,   1994  by  and  among  Michigan
             Livestock    Exchange,   Indiana   Livestock
             Exchange and the Company.

(21)         Subsidiaries of the registrant

(23)         Consent of Coopers & Lybrand L.L.P.

(27)         Financial Data Schedule
