Form 10-K/A
period 1995-05-26
THORN APPLE VALLEY INC
filed 1995-09-22
CIK 38851

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                   FORM 10-K/A


                                (Amendment No. 1)


(Mark one)
                 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For fiscal year ended May 26, 1995

                                       OR
                 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-6566
                            THORN APPLE VALLEY, INC.
             (Exact name of registrant as specified in its charter)

        MICHIGAN                            38-1964066
     (State or other           (I.R.S. Employer Identification No.)
      jurisdiction of
    incorporation or
      organization)

                    26999 CENTRAL PARK BOULEVARD, SUITE 300,
                           SOUTHFIELD, MICHIGAN 48076
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (810) 213-1000

          Securities registered pursuant to Section 12(b) of the Act:

   Title of each class            Name of each exchange on which
          NONE                              registered

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.10 PAR VALUE PER SHARE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [ ]


     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF AUGUST 18, 1995, COMPUTED BY REFERENCE TO THE NASDAQ CLOSING PRICE ON SUCH DATE, WAS $108,261,000.

     THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF AUGUST 18, 1995 WAS 5,773,920.

     The following document (or portion thereof) has been incorporated by reference in this Annual Report on Form 10-K: the definitive Proxy Statement for the 1995 Annual Meeting of Shareholders to be held on October 26, 1995 (Part
III).

                                                                     Year Ended

Form 10-K/A                     THORN APPLE VALLEY, INC.           May 26, 1995



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

                            Fiscal  % of       Fiscal  % of       Fiscal   % of      Fiscal   % of      Fiscal   % of
                             1991   Sales       1992   Sales       1993   Sales       1994   Sales       1995   Sales
                             ----   -----       ----   -----       ----   -----       ----   -----       ----   -----
                                                                  (in millions)
Net sales (in dollars)
----------------------
  Manufactured products     $368.8   46%       $368.4   50%       $386.7    53%      $416.3    54%      $415.4    56%
  Fresh pork products        443.2   54%        365.7   49%        336.6    46%       349.1    45%      $321.8    43%

Products shipped (in lbs.)
--------------------------
  Manufactured products      292.2     -        320.3     -        337.8      -       351.7      -       378.2      -
  Fresh pork products        483.9     -        458.8     -        415.6      -       419.6      -       422.2      -


                                                                      Year Ended

Form 10-K/A                THORN APPLE VALLEY, INC.                 May 26, 1995




         MANUFACTURED PRODUCTS

         The manufactured products operations of the Company's business involve the production and sale of consumer brand labeled, packaged meat and poultry products, such as bacon, hot dogs, lunchmeats, hams, smoked sausages and turkey products. Shipments by category of these products for the five most recent fiscal years were as follows:

                                           Fiscal      Fiscal       Fiscal       Fiscal       Fiscal
Product Category                            1991        1992         1993         1994         1995
----------------                            ----        ----         ----         ----         ----
                                                             (in millions of pounds)
Bacon . . . . . . . . . . . . . . . .        88.9         99.7       100.6        100.7        111.3
Hot dogs and lunchmeats . . . . . . .        74.4         75.7        78.1         72.2         71.1
Hams  . . . . . . . . . . . . . . . .        57.8         62.7        67.2         74.1         85.4
Smoked sausages . . . . . . . . . . .        35.9         45.1        51.6         61.3         64.3
Turkey products . . . . . . . . . . .        13.9         17.4        23.9         24.3         25.2
Other . . . . . . . . . . . . . . . .        21.3         19.7        16.4         19.1         20.9
                                            -----        -----       -----        -----         ----

Total . . . . . . . . . . . . . . . .       292.2        320.3       337.8        351.7        378.2

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

                                                                      Year Ended

Form 10-K/A                 THORN APPLE VALLEY, INC.                May 26, 1995



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

                                                                      Year Ended

Form 10-K/A                 THORN APPLE VALLEY, INC.                May 26, 1995


DISTRIBUTION AND CUSTOMERS


         During fiscal 1995 approximately 19% of the Company's products were marketed in Michigan. This percentage was approximately 20% for fiscal 1994 and 1993 respectively. The balance of the products were marketed in each of these years primarily in 46 other states, Washington, D.C., Canada and to Pacific Rim countries. Sales to customers in foreign countries during fiscal 1995 totaled approximately $9,300,000. This total was approximately $11,200,000 for fiscal 1994 and approximately $13,300,000 for fiscal 1993.


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

                                                                      Year Ended

Form 10-K/A                  THORN APPLE VALLEY, INC.               May 26, 1995



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

                                                                      Year Ended

Form 10-K/A               THORN APPLE VALLEY, INC.                  May 26, 1995




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

                                                                      Year Ended

Form 10-K/A             THORN APPLE VALLEY, INC.                    May 26, 1995



                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 21, 1995.


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