Form 10-Q
period 1995-09-15
THORN APPLE VALLEY INC
filed 1995-11-03
CIK 38851

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the sixteen weeks ended September 15, 1995 Commission file number 0-6566




                            Thorn Apple Valley, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)





          Michigan                                        38-1964066
-------------------------------                ---------------------------------
(State of other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


26999 Central Park Blvd., Suite 300, Southfield, Michigan          48076
---------------------------------------------------------        ----------
(Address of principal executive offices)                         (zip Code)



Registrant's telephone number, including area code              (810) 213-1000
                                                                --------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section II or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No _____.



At September 15, 1995, there were 5,773,920 shares of Common stock outstanding.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                ASSETS
                                                                           September 15,    May 26,
                                                                               1995          1995
                                                                           -------------    -------
Current assets:
  Cash and cash equivalents                                                 $5,847,400    $4,730,637
  Short-term investments                                                       627,560       531,064
  Accounts receivable, less allowance for doubtful accounts
    (Sept. 15, 1995, $984,000; May 26, 1995, $789,100)                      62,619,743    40,083,861
  Inventories (Note 2)                                                      62,164,867    44,800,792
  Refundable income taxes                                                    4,358,144     1,366,231
  Deferred income taxes (Note 6)                                             2,504,000     2,499,000
  Prepaid expenses and other current assets                                  4,588,763     4,073,817
                                                                         -------------   -----------
         Total current assets                                              142,710,477    98,085,402
                                                                         -------------   -----------
Property, plant and equipment:
  Land                                                                       1,500,406     1,139,439
  Buildings and improvements                                                47,451,802    37,694,988
  Machinery and equipment                                                  129,663,002   117,712,476
  Transportation equipment                                                   7,540,135     7,529,516
  Property under capital leases                                              9,806,639     7,428,634
  Construction in progress                                                  38,211,708    22,206,233
                                                                         -------------   -----------

                                                                           234,173,692   193,711,286

      Less accumulated depreciation                                         98,898,114    95,643,621
                                                                         -------------   -----------

                                                                           135,275,578    98,067,665
                                                                         -------------   -----------
Other assets:
  Goodwill, net of accumulated amortization of $258,000 (Note 7)            33,313,754
  Other                                                                      8,583,188     8,143,298
                                                                         -------------   -----------
     Total other assets                                                     41,896,942     8,143,298
                                                                         -------------   -----------
                                                                          $319,882,997  $204,296,365
                                                                         =============  ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

  Accounts payable                                                         $43,322,515   $32,474,150
  Notes payable, banks (Note 3)                                                            5,960,000
  Notes payable, officer                                                       154,943     1,415,241
  Accrued liabilities                                                       28,286,529    23,378,430
  Current portion of long-term debt                                          4,399,681     3,100,310
                                                                         -------------   -----------

        Total current liabilities                                           76,163,668    66,328,131
                                                                         -------------   -----------

Long-term debt (Note 3)                                                    146,498,822    35,464,669
                                                                         -------------   -----------

Deferred income taxes (Note 6)                                               4,136,000     3,908,000
                                                                         -------------   -----------

Shareholders' equity:
  Preferred stock:  $1 par value; authorized 200,000 shares;
    issued none
  Common nonvoting stock:  $.10 par value; authorized
    20,000,000 shares;  issued none
  Common voting stock:  $.10 par value; authorized 20,000,000 shares;
    issued  5,773,920 shares Sept. 15, 1995 and
    5,770,647 shares May 26, 1995                                              577,392       577,065
  Capital in excess of par value                                             6,829,171     6,771,071
  Retained earnings                                                         85,677,944    91,247,429
                                                                         -------------   -----------
                                                                            93,084,507    98,595,565
                                                                         -------------   -----------

                                                                          $319,882,997  $204,296,365
                                                                         =============  ============



                See notes to consolidated financial statements.
                                       1

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)





                                                         Sixteen Weeks Ended
                                                       -------------------------
                                                      September 15, September 16
                                                          1995         1994
                                                      ------------- ------------
Net sales                                             $263,661,697  $236,118,555
                                                      ------------  ------------
Operating costs and expenses:
  Cost of goods sold, including delivery costs         243,514,744   213,918,751
  Selling                                               12,384,315     7,392,701
  General and administrative                             9,233,459     7,065,646
  Depreciation                                           4,174,389     3,240,727
                                                      ------------  ------------

                                                       269,306,907   231,617,825
                                                      ------------  ------------

Income (loss) from operations                           (5,645,210)    4,500,730
                                                      ------------  ------------
Other expenses (income):
  Interest                                               2,279,538       649,528
  Other, net                                               (84,437)     (250,950)
                                                      ------------  ------------

                                                         2,195,101       398,578
                                                      ------------  ------------

Income (loss) from operations before income taxes       (7,840,311)    4,102,152

Provision for income taxes (Note 6)                     (2,675,000)    1,526,000
                                                      ------------  ------------

Net income (loss)                                      ($5,165,311)   $2,576,152
                                                      ============  ============

Earnings (loss) per share of common stock: (Note 4)         ($0.89)        $0.45
                                                      ============  ============

Weighted average number of shares outstanding (Note 4)   5,772,897     5,778,957
                                                      ============  ============





                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)





                                                                 Common stock        Capital in
                                                              ------------------      excess of      Retained
                                                              Shares      Amount      par value      earnings
                                                              ------      ------      ---------      --------
Balance, May 27, 1994                                        5,803,073    $580,307    $4,778,498    $90,811,265

Net income                                                                                            2,576,152

Cash dividends, $.07 per share                                                                         (404,320)

Exercise of stock options including related tax benefits         3,000         300        58,575

Purchase and retirement of common stock                        (27,071)     (2,707)     (662,997)
                                                             ---------    --------    ----------    -----------

Balance, September 16, 1994                                  5,779,002    $577,900    $4,174,076    $92,983,097
                                                             =========    ========    ==========    ===========


Balance, May 26, 1995                                        5,770,647    $577,065    $6,771,071    $91,247,429

Net income (loss)                                                                                    (5,165,311)

Cash dividends, $.07 per share                                                                         (404,174)

Exercise of stock options including related tax benefits         3,273         327        58,100
                                                             ---------    --------    ----------    -----------

Balance, September 15, 1995                                  5,773,920    $577,392    $6,829,171    $85,677,944
                                                             =========    ========    ==========    ===========

                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Sixteen Weeks Ended
                                                                         ------------------------------
                                                                         September 15,    September 16,
                                                                             1995             1994
                                                                         -------------    -------------
Cash flows from operating activities:
  Net income (loss)                                                       ($5,165,311)      $2,576,152
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                         4,432,635        3,240,727
      Deferred income taxes                                                   223,000           32,000
      Gain on disposition of property,
        plant and equipment                                                    (8,032)         (11,801)
      Provision for losses on accounts receivable                             194,900          105,000
      (Increase) decrease in assets:
        Accounts receivable                                               (12,524,074)      (7,593,979)
        Inventories                                                        (8,829,342)      (8,196,687)
        Prepaid expenses and other assets                                      16,969         (590,067)
        Refundable income taxes                                            (2,991,913)
      Increase (decrease) in liabilities:
        Accounts payable                                                   10,848,365        1,716,819
        Accrued liabilities and compensation                                2,068,830         (643,222)
        Income taxes                                                                         1,350,752
                                                                         ------------     ------------
  Total adjustments                                                        (6,568,662)     (10,590,458)
                                                                         ------------     ------------
     Net cash used in operating activities                                (11,733,973)      (8,014,306)
                                                                         ------------     ------------

Cash flows from investing activities:
  Acquisition of a business, net of cash acquired (Note 7)                (65,749,414)
  Capital expenditures                                                    (18,582,051)     (12,787,865)
  Proceeds from sale of property, plant and equipment                          20,520           44,267
                                                                         ------------     ------------

     Net cash used in investing activities                                (84,310,945)     (12,743,598)
                                                                         ------------     ------------

Cash flows from financing activities:
  Proceeds from long-term debt                                            105,725,005
  Principal payments on long-term debt                                       (997,279)        (366,368)
  Purchase of common stock                                                                    (665,704)
  Net borowings (payments) under lines of credit                           (5,960,000)      11,840,000
  Net borrowings from (payments to) officers                               (1,260,298)       1,173,054
  Dividends paid                                                             (404,174)        (404,320)
  Proceeds from stock options exercised, including related tax benefits        58,427           58,875
                                                                         ------------     ------------

    Net cash provided by financing activities                              97,161,681       11,635,537
                                                                         ------------     ------------

Net increase (decrease) in cash and cash equivalents                        1,116,763       (9,122,367)

Cash and cash equivalents at beginning of quarter                           4,730,637       17,441,675
                                                                         ------------     ------------

Cash and cash equivalents at end of quarter                                $5,847,400       $8,319,308
                                                                         ============     ============

Supplemental disclosures of cash flow information:

Cash paid during the quarter for:
  Interest                                                                 $1,251,546         $787,742
                                                                         ============     ============

  Income taxes                                                                                $215,186
                                                                         ============     ============
Noncash investing activities:
Capital lease obligations                                                    $ 84,740
                                                                         ============





                 See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position as of September 15, 1995 and May 26, 1995, and the results of operations and cash flows for the periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in Thorn Apple Valley, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 26, 1995. The results for the sixteen weeks ended September 15, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 1996.



NOTE 2 - Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories would have been approximately $2,950,000 higher at September 15, 1995 and May 26, 1995 if they had been stated at the lower of first-in, first-out (FIFO) cost or market. The following is a breakdown of inventories by classifications:


                                                                       September 15,        May 26,
                                                                           1995              1995
                                                                        -----------       -----------
                                Supplies                                $ 9,083,181       $ 6,824,152
                                Raw Materials                            17,980,896        11,389,564
                                Work in progress                          6,558,821         4,914,163
                                Finished goods                           31,491,969        24,622,913
                                                                        -----------       -----------
                                                                         65,114,867        47,750,792

                                Less LIFO reserve                         2,950,000         2,950,000
                                                                        -----------       -----------
                                Inventory balance                       $62,164,867       $44,800,792
                                                                        ===========       ===========


NOTE 3 - Concurrent with the previously announced acquisition, on May 30, 1995, the Company replaced its existing lines of credit with an $80 million revolving credit agreement. (See Note 7 to the Notes to the Consolidated Financial Statements for further discussion related to the acquisition). The unsecured revolving credit agreement is with four financial institutions at variable interest rates no higher than the prime rate or its equivalent. The commitments under the revolving credit agreement expire on May 30, 1998, but may be extended annually for successive one-year periods with the consent of the financial institutions. The commitment fee on the unused portion of the facility is .25% per annum. The Company is required under the revolving credit agreement to maintain a minimum level of consolidated net worth. At September 15, 1995, the Company had unused lines of credit of $16,800,000. Borrowings under the three year revolving credit agreement are classified as long-term debt.

The Company's various loan agreements contain restrictive covenants that include the maintenance of a minimum level of consolidated tangible net worth, as defined, and of certain financial ratios. At September 15, 1995, the Company was not in compliance with certain covenants contained in its industrial revenue bond and limited obligation revenue bond agreements; however, the Company has obtained waivers on the covenants from the various lenders.


NOTE 4 - Earnings per share of common stock are based on the weighted average number of common shares outstanding during each quarter. The potential dilution from shares issuable under employee stock option plans is excluded from the computation of the weighted average number of common shares outstanding since it is not material.



NOTE 5 - At September 15, 1995, under the Company's 1982 Employee Stock Option Plan, 145,500 options exercisable at prices of $2.56 and $19.67 per share were outstanding. The Company's 1990 Employee Stock Option Plan authorizes the Company's Stock Option Committee to grant options up to 787,500 shares of the Company's common stock to present or prospective employees. At September 15, 1995, there were 339,050 options granted but not exercised at prices of $17.00, $23.00 and $26.00 per share under the 1990 Plan.

NOTE 6 - Deferred income taxes, on a SFAS No. 109 basis, reflect the estimated future tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The Company's effective tax rate, was 34.1 percent and 37.2 percent for the sixteen weeks ended September 15, 1995 and September 16, 1994, respectively.



NOTE 7 - On May 30, 1995, the Company completed the acquisition of certain assets of the retail division of Foodbrands America, Inc. formerly the Doskocil Companies. The aggregate purchase price for the assets acquired and the assumption of certain liabilities was approximately $65.8 million. During the next five years, Foodbrands has the right to receive from the Company up to an additional $10 million in accordance with what is being referred to as an Earnout Agreement. The acquisition has been accounted for by the purchase method. The acquired assets include three manufacturing facilities, machinery and equipment, current assets, certain trademarks and trade names and goodwill. The goodwill acquired will be amortized to expense over 40 years.

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

                            THORN APPLE VALLEY, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


         Thorn Apple Valley, Inc, (referred to hereinafter collectively with its predecessors and subsidiaries as the "Company") is a major producer of consumer packaged meat and poultry products and is one of the largest slaughterers of hogs in the United States. The Company is engaged in the manufacture and sale of bacon, hot dogs and lunch meats, hams, smoked sausages and turkey products, as well as the slaughtering of hogs and the related sale of fresh pork products. The Company markets its products under premium and other proprietary brand labels including "Thorn Apple Valley," "Wilson Certified," "Corn King," "Colonial," "Triple M," "Herrud," "Royal Crown," "Bar H," "Olde Virginie," and "Cavanaugh Lakeview Farms," and under customer-owned private labels. The Company sells its products principally to wholesalers, supermarkets and other manufacturers throughout the United States and in selected international markets. The Company is the largest purchaser of hogs in the Michigan, Indiana and Ohio markets.

         The Company was originally incorporated in 1959 as a Michigan corporation. It reincorporated in Delaware in 1971 and reincorporated in Michigan in 1977.

         On May 30, 1995, the Company purchased certain assets from Foodbrands America, Inc. and its subsidiaries ("Foodbrands"). The Company acquired substantially all of Foodbrands' Retail Division ("Wilson") assets used by Wilson in its business of producing and marketing retail meat products. The acquired assets include three manufacturing facilities, machinery and equipment, certain trademarks and trade names, certain other assets and goodwill. The aggregate purchase price for the assets acquired and the assumption of certain liabilities was approximately $65.8 million. During the next five years, Foodbrands has the right to receive from the Company up to an additional $10 million in accordance with what is being referred to as an Earnout Agreement (see Note 7 to the Notes to the Consolidated Financial Statements for further discussion related to the acquisition). Because the Wilson acquisition occurred during the first week of fiscal 1996 and was accounted for as a purchase, the Wilson acquisition had no effect (other than the description set forth in Note 7 to the Notes to Consolidated Financial Statements) on the Company's financial statements for fiscal 1995 or for earlier periods.

         The Company's principal executive offices are located at 26999 Central Park Blvd., Suite 300, Southfield, Michigan 48076 (telephone number: (810) 213-1000).

RESULTS OF OPERATIONS

         As consumers have become more health conscious, hog slaughterers and meat and poultry manufacturers have focused on providing healthier and more convenient fresh pork and manufactured products to successfully compete against other protein sources, particularly poultry and seafood. In addition, increased amounts of poultry are being used in manufactured products which were traditionally made with only beef and pork. Per capita pork consumption has remained relatively stable in the United States in recent years.

         Profitability in the hog slaughter industry is affected by the cost and supply of hogs and pork product selling prices. The slaughtering industry has generally been characterized by relatively narrow profit margins and a trend toward larger, higher volume plants in order to reduce per unit costs. Consumer packaged meat and poultry manufacturers generally receive higher profit margins on premium labeled items than on fresh pork and by-products.

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

         The first quarter of each fiscal year consists of sixteen weeks, and each subsequent quarter consists of twelve weeks, except that the fourth quarter consists of thirteen weeks in the case of a 53-week fiscal year. The following discussion analyzes material changes in the financial information on a period to period basis.

    Sixteen weeks ended September 15, 1995 compared to sixteen weeks ended September 16, 1994.


         The Company's net loss for the first quarter ended September 15, 1995, was $5.2 million compared with net income of $2.6 million for the comparable period of the prior year. The decrease is primarily attributable to overhead and acquisition costs incurred while assimilating the newly acquired Wilson business and lower gross margins in the fresh meat division. Volumes and margins for the Wilson segment were negatively affected by a reduced selling effort during the weeks immediately preceding the acquisition. Customer contact regarding orders, promotions, and pricing is continuous and much of the summer business was booked prior to the closing date of the Wilson purchase. The Company is continuing to merge the Wilson and Thorn Apple Valley sales force to represent a consolidated product line and establish pricing that will make it more competitive and improve gross margins.

         Margins in the fresh meat division were also lower than the previous year. Additionally, overhead costs increased, particularly depreciation and interest, as a result of the newly completed pork processing facility expansion resulting in higher hog slaughter operating costs.

         Net sales in the first quarter of fiscal 1996 increased by $27.5 million, or 11.7%. The increase in net sales dollars was the result of an increase in manufactured product sales offset by a decrease in fresh pork sales of 34.7% and 13.5%, respectively. The increase in manufactured product sales was primarily attributable to an overall increase in tonnage shipped of 35.6%, offset in part by a slight decrease in average selling prices of .7%. The decrease in fresh pork sales was primarily due to a decrease in tonnage shipped of 23.4%, offset in part by an increase in average selling prices of 12.9%.

         The Company's manufactured products operations sales volume increased as a result of the Wilson acquisition. Sales at previously existing accounts decreased by approximately 5% primarily as a result of the Company eliminating low-margin or slow-moving items. Currently, the Company is actively coordinating its ham sales programs and production for the December holiday season.

         The Company's fresh pork sales volume was down primarily due to the closing of the Company's Tri-Miller facility and a large increase in hams being retained for use in the Company's Manufactured Products operations. The increase in average selling prices primarily reflects an increase of approximately 12% in the cost of live hogs, the Company's primary raw material. The Company has not yet realized the benefits of its recently renovated pork processing facility.

         Cost of goods sold (including delivery costs) increased by $29.6 million, or 13.8%, mainly as a result of the increased cost of live hogs referred to above. As a percentage of net sales, cost of goods sold increased from 90.6% to 92.4%, primarily as a result of the increased costs associated with integrating the Wilson segment into the Company's existing business and significantly higher overhead costs associated with the newly completed fresh pork processing facility expansion. The higher than expected fresh pork processing overhead costs are the result of operating at less than targeted capacity levels.

         Selling expenses increased $5.0 million, or 13.8%, principally as a result of integrating the sales employees, sales offices, and promotional programs associated with the Wilson acquisition. As a percentage of net sales, selling expenses increased to 4.7% from 3.1%, mainly due to the factors discussed above.

         General and administrative expenses increased $2.2 million, or 30.7%. The increase is primarily due to additional costs incurred associated with integrating the Wilson business into the Company's existing business. As a percentage of net sales, general and administrative expenses increased to 3.5% from 3.0%.

         Interest expense increased $1.6 million, or 251.0%. The increase is attributable to the significant increase in long-term debt associated with the Wilson acquisition.

         The provision for income taxes decreased by $4.2 million, primarily due to the decrease in pre-tax income from operations of $11.9 million to a loss of $7.8 million from income of $4.1 million in the comparable prior period, resulting from the factors discussed above. The Company's effective tax rate decreased to 34.1% from 37.2%.

         Earnings per share of common stock decreased by $1.34 per share to a net loss of $.89 per share, due to decreased profitability resulting from the factors discussed above.

         The results for the sixteen weeks ended September 15, 1995 are not necessarily indicative of the results to be expected for fiscal 1996.

FINANCIAL CONDITION

         The Company's business is characterized by high unit sales volume and rapid turnover of inventories and accounts receivable. Because of the rapid turnover rate, the Company considers its inventories and accounts receivable to be highly liquid and readily convertible into cash. Borrowings under the revolving credit agreement are used when needed to finance increases in the levels of inventories and accounts receivable resulting from seasonal and other market-related fluctuations in raw material costs and quantities. The demand for seasonal borrowings usually peaks in early December when ham inventories and accounts receivable are at their highest levels, and these borrowings are generally repaid in January when the accounts receivable generated by the sales of these hams are collected.

         The Company has historically maintained lines of credit in excess of the cash needs of its business. At September 15, 1995, the Company had total lines of credit under its revolving credit agreement from four financial institutions aggregating $80.0 million, of which $16.8 million was unused. Subsequent to September 15, 1995, the Company has obtained an additional $25.0 million of temporary short-term lines of credit to be used for seasonal ham inventory buildup, the temporary lines expire on January 15, 1996.

         The Company's various loan agreements contain restrictive covenants that include the maintenance of a minimum level of consolidated tangible net worth, as defined, and of certain financial ratios. At September 15, 1995, the Company was not in compliance with certain covenants contained in its industrial revenue bond and limited obligation revenue bond agreements; however, the Company has obtained waivers on the covenants from the various lenders.
         In addition to the approximately $22 million of capital expenditures related to the Wilson acquisition, the Company anticipates capital expenditures during fiscal 1996 of approximately $33 million, primarily to complete the construction of its new manufacturing facility in Ponca City, Oklahoma, to construct a new distribution center in Kansas City, and to complete the planned modernization of its various manufacturing and slaughter facilities. The Company's Ponca City facility is expected to be fully completed in November, 1995. The Company began limited operations in mid October and have adopted a very aggressive schedule to bring production up to its planned capacity.

         Management believes that funds provided from operations and borrowings under available lines of credit will permit it to continue to finance its current operations and to further develop its business in accordance with its operating strategies.

EXHIBITS AND REPORTS ON FORM 8-K

         There were no reports filed on form 8-K for the period ending September 15, 1995.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                THORN APPLE VALLEY, INC.
                                                     (Registrant)




Date:  November 2, 1995                     By: _______________________
                                                Louis Glazier
                                                Executive Vice President of
                                                 Finance and Administration
                                                Chief Financial Officer

                                EXHIBIT INDEX
                                -------------



EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------
    27                                           Financial Data Schedule