Form 10-Q
period 1995-12-08
THORN APPLE VALLEY INC
filed 1996-01-22
CIK 38851

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the twenty-eight weeks ended December 8, 1995  Commission file number 0-6566



                            Thorn Apple Valley, Inc.
        ----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




                   Michigan                            38-1964066
      -------------------------------       ---------------------------------
      (State of other jurisdiction of       (IRS Employer Identification No.)
      incorporation or organization)


       26999 Central Park Blvd., Southfield, Michigan            48076
       ----------------------------------------------          ----------
          (Address of principal executive offices)             (Zip Code)


 Registrant's telephone number, including area code     (810) 213-1000
                                                        --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section II or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No      .
                                           -----     -----


At    December 8, 1995 , there were  5,777,957    shares of Common
stock outstanding.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                ASSETS
                                                        December 8,          May 26,
                                                           1995               1995
                                                        -------------      --------------
Current assets:
  Cash and cash equivalents                               $7,136,080          $4,730,637
  Short-term investments                                     627,560             531,064
  Accounts receivable, less allowance for doubtful
    accounts (Dec. 8, 1995, $1,063,800;
    May 26, 1995, $789,100)                               75,672,510          40,083,861
  Inventories (Note 2)                                    57,672,658          44,800,792
  Refundable income taxes                                  5,849,573           1,366,231
  Deferred income taxes (Note 6)                           2,523,000           2,499,000
  Prepaid expenses and other current assets                5,799,666           4,073,817
                                                        ------------       -------------

         Total current assets                            155,281,047          98,085,402
                                                        ------------       -------------

Property, plant and equipment :
  Land                                                     1,519,606           1,139,439
  Buildings and improvements                              70,082,936          37,694,988
  Machinery and equipment                                145,105,988         117,712,476
  Transportation equipment                                 7,536,593           7,529,516
  Property under capital leases                            9,708,544           7,428,634
  Construction in progress                                 7,893,690          22,206,233
                                                        ------------       -------------

                                                         241,847,357         193,711,286

      Less accumulated depreciation                      100,506,585          95,643,621
                                                        ------------       -------------

                                                         141,340,772          98,067,665
                                                        ------------       -------------

Other assets:
  Goodwill, net of accumulated amortization
    of $452,000 (Note 7)                                  33,120,069
  Other                                                    8,556,878           8,143,298
                                                        ------------       -------------
     Total other assets                                   41,676,947           8,143,298
                                                        ------------       -------------

                                                        $338,298,766        $204,296,365
                                                        ============       =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

  Accounts payable                                       $44,154,003         $32,474,150
  Notes payable, banks (Note 3)                                                5,960,000
  Notes payable, officer                                     705,974           1,415,241
  Accrued liabilities                                     31,610,745          23,378,430
  Current portion of long-term debt                        3,219,745           3,100,310
                                                        ------------       -------------


        Total current liabilities                         79,690,467          66,328,131
                                                        ------------       -------------

Long-term debt (Note 3)                                  162,484,974          35,464,669
                                                        ------------       -------------

Deferred income taxes (Note 6)                             4,724,000           3,908,000
                                                        ------------       -------------

Shareholders' equity:
  Preferred stock:  $1 par value; authorized 200,000
    shares; issued none
  Common nonvoting stock:  $.10 par value; authorized
    20,000,000 shares;  issued none
  Common voting stock:  $.10 par value; authorized
    20,000,000 shares; issued  5,777,957 shares
    Dec. 8, 1995 and 5,770,647 shares May 26, 1995           577,796             577,065
  Capital in excess of par value                           6,900,390           6,771,071
  Retained earnings                                       83,921,139          91,247,429
                                                        -------------      -------------
                                                          91,399,325          98,595,565
                                                        -------------      -------------
                                                        $338,298,766        $204,296,365
                                                        =============      =============


                See notes to consolidated financial statements.
                                      1

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)





                                          Twelve Weeks Ended           Twenty-Eight Weeks Ended
                                     ----------------------------    -----------------------------
                                     December 8,     December 9,      December 8,      December 9,
                                        1995            1994              1995             1994
                                     ------------    ------------    ------------     ------------
Net sales                            $251,245,993    $186,151,970    $514,907,690     $422,270,525
                                     ------------    ------------    ------------     ------------

Operating costs and expenses:
  Cost of goods sold, including
  delivery costs                      230,996,037     159,410,811     474,510,781      373,329,562
  Selling                               8,877,819       5,897,833      21,262,134       13,290,534
  General and administrative            8,427,878       6,046,040      17,661,337       13,111,686
  Depreciation                          3,419,336       2,514,921       7,593,725        5,755,648
                                     ------------    ------------    ------------     ------------

                                      251,721,070     173,869,605     521,027,977      405,487,430
                                     ------------    ------------    ------------     ------------

Income (Loss) from operations            (475,077)     12,282,365      (6,120,287)      16,783,095
                                     ------------    ------------    ------------     ------------

Other expenses (income):
  Interest                              2,267,245         530,182       4,546,783        1,179,710
  Other, net                              (96,517)       (348,186)       (180,954)        (599,136)
                                     ------------    ------------    ------------     ------------

                                        2,170,728         181,996       4,365,829          580,574
                                     ------------    ------------    ------------     ------------

Income (Loss) from operations before   (2,645,805)     12,100,369     (10,486,116)      16,202,521
  income taxes                       ------------    ------------    ------------     ------------

Provision for income taxes (Note 6)      (889,000)      4,439,000      (3,564,000)       5,965,000
                                     ------------    ------------    ------------     ------------

Net income (loss)                     ($1,756,805)     $7,661,369     ($6,922,116)     $10,237,521
                                     ------------    ------------    ------------     ------------

Earnings (Loss) per share of common        ($0.30)          $1.34          ($1.20)           $1.78
  stock: (Note 4)                    ============    ============    ============     ============

Weighted average number of shares       5,777,188       5,735,255       5,774,736        5,760,228
  outstanding (Note 4)               ============    ============    ============     ============






                See notes to consolidated financial statements.
                                      2

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                                                                    Capital in
                                                      Common stock                   excess of           Retained
                                                  Shares           Amount            par value           earnings
                                              --------------   -------------       --------------     --------------
Balance, May 27, 1994                            5,803,073         $580,307           $4,778,498        $90,811,265

Net income                                                                                               10,237,521

Cash dividends, $.14 per share                                                                             (802,620)

Exercise of stock options including
  related tax benefits                              24,250            2,425              446,477

Purchase and retirement of common stock           (127,071)         (12,707)          (3,111,997)
                                              ------------     ------------        -------------      -------------

Balance, December 9, 1994                        5,700,252         $570,025           $2,112,978       $100,246,166
                                              ============     ============        =============      =============




Balance, May 26, 1995                            5,770,647         $577,065           $6,771,071        $91,247,429

Net income (loss)                                                                                        (6,922,116)

Cash dividends, $.07 per share                                                                             (404,174)

Employee stock plan purchases                        7,310              731              129,319
                                              ------------     ------------        -------------      -------------

Balance, December 8, 1995                        5,777,957         $577,796           $6,900,390        $83,921,139
                                              ============     ============        =============      =============


                See notes to consolidated financial statements.
                                      3

                  THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                 Twenty-Eight Weeks Ended
                                                         ---------------------------------------
                                                              December 8,       December 9
                                                                 1995             1994
                                                           ---------------   ----------------
Cash flows from operating activities:
  Net income (loss)                                         ($6,922,116)        $10,237,521
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation                                            7,593,725           5,755,648
      Amortization of Intangibles                               498,785
      Deferred income taxes                                     792,000             165,100
      (Gain) loss on disposition of property,
        plant and equipment                                     438,885            (120,590)
      Provision for losses on accounts receivable               332,000             168,000
      (Increase) decrease in assets:
        Accounts receivable                                 (25,713,941)        (15,099,103)
        Inventories                                          (4,337,133)         (3,687,703)
        Prepaid expenses and other assets                    (1,214,478)         (3,152,995)
        Refundable income taxes                              (4,483,342)
      Increase (decrease) in liabilities:
        Accounts payable                                     11,679,853           1,064,309
        Accrued liabilities and compensation                  5,393,046           1,010,207
        Income taxes                                                              3,261,283
                                                          -------------        ------------

  Total adjustments                                          (9,020,600)        (10,635,844)
                                                          -------------        ------------

        Net cash used in operating activities               (15,942,716)           (398,323)
                                                          -------------        ------------

Cash flows from investing activities:
  Acquisition of a business, net of cash acquired (Note 7)  (65,749,414)
  Proceeds from sale of property, plant and equipment           494,110             146,857
  Capital Expenditures                                      (28,987,088)        (20,866,827)
                                                          -------------        ------------

        Net cash used in investing activities               (94,242,392)        (20,719,970)
                                                          -------------        ------------

Cash flows from financing activities:
  Proceeds from long-term debt borrowings                   122,500,000           8,000,000
  Proceeds from employee stock plan
    purchases                                                   130,050             448,902
  Principal payments on long-term debt                       (2,966,058)           (837,040)
  Purchase of common stock                                                       (3,124,704)
  Net borowings under lines of credit                        (5,960,000)          5,875,000
  Net borrowings from  officers                                (709,267)          1,520,923
  Dividends paid                                               (404,174)           (802,620)
                                                          -------------        ------------

       Net cash provided by financing activities            112,590,551          11,080,461
                                                          -------------        ------------

Net increase (decrease) in cash and cash equivalents          2,405,443         (10,037,832)

Cash and cash equivalents at beginning of year                4,730,637          17,441,675
                                                          -------------        ------------


Cash and cash equivalents at end of quarter                  $7,136,080          $7,403,843
                                                          =============        ============

Supplemental disclosures of cash flow information:

Cash paid during the quarter for:
  Interest                                                   $5,465,522          $1,179,712
                                                          =============        ============

  Income taxes                                                  $33,429          $2,514,286
                                                          =============        ============

Noncash investing activities:
  Capital lease obligations                                     $84,740          $2,765,400
                                                          =============        ============



                See notes to consolidated financial statements
                                      4

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1 - The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position as of December 8, 1995 and May 26, 1995, and the results of operations and cash flows for the periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in Thorn Apple Valley, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 26, 1995. The results for the twenty-eight weeks ended December 8, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 1996.



NOTE 2 - Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories would have been approximately $2,950,000 higher at December 8, 1995 and May 26,1995 if they had been stated at the lower of first-in, first-out (FIFO) cost or market. The following is a breakdown of inventories by classifications:

                                                                   December 8,                May 26,
                                                                      1995                     1995
                                                               ----------------         ---------------
                     Supplies                                    $  9,820,085             $  6,824,152
                     Raw materials                                 12,181,180               11,389,564
                     Work in progress                               3,972,566                4,914,163
                     Finished goods                                34,648,827               24,622,913
                                                               --------------           --------------
                                                                   60,622,658               47,750,792

                     Less LIFO reserve                              2,950,000                2,950,000
                                                               --------------           --------------
                     Inventory balance
                                                                  $57,672,658              $44,800,792
                                                               ==============           ==============

NOTE 3 - Concurrent with the previously announced acquisition, on May 30, 1995, the Company replaced its existing lines of credit with an $80 million revolving credit agreement. (See Note 7 to the Notes to the Consolidated Financial Statements for further discussion related to the acquisition). The unsecured revolving credit agreement is with four financial institutions at variable interest rates no higher than the prime rate or its equivalent. The commitments under the revolving credit agreement expire on May 30, 1998, but may be extended annually for successive one-year periods with the consent of the financial institutions. The commitment fee on the unused portion of the facility is .25% per annum. The Company is required under the revolving credit agreement to maintain a minimum level of consolidated net worth. At December 8, 1995, the Company had $80 million in lines of credit, of which all was drawn. Borrowings under the three year revolving credit agreement are classified as long-term debt.

The Company's various loan agreements contain restrictive covenants that include the maintenance of a minimum level of consolidated tangible net worth, as defined, and of certain financial ratios. At December 8, 1995, the Company was not in compliance with certain covenants contained in its industrial revenue bond and limited obligation revenue bond agreements; however, the Company has obtained waivers on the covenants from the various lenders. At December 8, 1995, the Company has not met its funded debt and fixed charge ratios on its various long-term fixed debt agreements. The Company is currently in the process of negotiating, with its various long-term lenders, revisions to amend its funded debt and fixed charge ratios.


NOTE 4 - Earnings per share of common stock are based on the weighted average number of common shares outstanding during each quarter. The potential dilution from shares issuable under employee stock option plans is excluded from the computation of the weighted average number of common shares outstanding since it is not material.

NOTE 5 - At December 8, 1995, under the Company's 1982 Employee Stock Option Plan, 145,500 options exercisable at prices of $2.56 and $19.67 per share were outstanding. The Company's 1990 Employee Stock Option Plan authorizes the Company's Stock Option Committee to grant options up to 787,500 shares of the Company's common stock to present or prospective employees. At December 8, 1995, there were 339,050 options granted but not exercised at prices of $17.00, $23.00 and $26.00 per share under the 1990 Plan.


NOTE 6 - Deferred income taxes, on a SFAS No. 109 basis, reflect the estimated future tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The Company's effective tax rate, was (34.0) percent and 36.8 percent for the twenty-eight weeks ended December 8, 1995 and December 9, 1994, respectively.



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

                            THORN APPLE VALLEY, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


        Thorn Apple Valley, Inc., (referred to hereinafter collectively with its predecessors and subsidiaries as the "Company") is a major producer of consumer packaged meat and poultry products and is one of the largest slaughterers of hogs in the United States. The Company is engaged in the manufacture and sale of bacon, hot dogs, lunch meats, hams, smoked sausages and turkey products, as well as the slaughtering of hogs and the related sale of fresh pork products. The Company markets its products under premium and other proprietary brand labels including "Thorn Apple Valley", "Wilson Certified", "Corn King", "Colonial", "Triple M", "Herrud", "Royal Crown", "Bar H", "Olde Virginie" and "Cavanaugh Lakeview Farms", and under customer-owned private labels. The Company sells its products principally to wholesalers, supermarkets and other manufacturers throughout the United States and in selected international markets. The Company is the largest purchaser of hogs in the Michigan, Indiana and Ohio markets.

         The Company was originally incorporated in 1959 as a Michigan corporation. It reincorporated in Delaware in 1971 and reincorporated in Michigan in 1977.

         On May 30, 1995, the Company purchased certain assets from Foodbrands America, Inc. and its subsidiaries ("Foodbrands"). The Company acquired substantially all of Foodbrands' Retail Division ("Wilson") assets used by Wilson in its business of producing and marketing retail meat products. The acquired assets include three manufacturing facilities, machinery and equipment, certain trademarks and trade names, certain other assets and goodwill. The aggregate purchase price for the assets acquired and the assumption of certain liabilities was approximately $65.8 million. During the next five years, Foodbrands has the right to receive from the Company up to an additional $10 million in accordance with what is being referred to as an Earnout Agreement (see Note 7 to the Notes to the Consolidated Financial Statements for further discussion related to the acquisition). Because the Wilson acquisition occurred during the first week of fiscal 1996 and was accounted for as a purchase, the Wilson acquisition had no effect (other than the description set forth in Note 7 to the Notes to Consolidated Financial Statements) on the Company's financial statement for fiscal 1995 or for earlier periods.

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

      TWELVE WEEKS ENDED DECEMBER 8, 1995 COMPARED TO TWELVE WEEKS ENDED
                               DECEMBER 9, 1994


         For the quarter ended December 8, 1995 net income decreased by $9.4 million to a loss of $1.8 million from income of $7.7 million in the year-earlier period. The decrease is primarily attributable to reduced processed meat margins, lower volumes and margins in the fresh pork operation and start-up costs at the Company's newly opened Ponca City facility. Operating profits for the processed meats division were reduced by several factors which included higher than expected overhead costs associated with the integrated Wilson business, new facility start-up costs along with very competitive market conditions in the Company's existing business resulting in lower volumes and margins.

         Margins in the fresh meat division were also lower than the previous year. Additionally, overhead costs increased, particularly depreciation and interest, as result of the recently completed pork slaughtering facility expansion resulting in higher hog slaughter operating costs.

         Net sales in the second quarter of fiscal 1996 increased by $65.1 million, or 35%. The increase in net sales dollars was the result of an increase in processed meat and fresh pork sales of 54.7% and 8.9%, respectively. The increase in processed meat sales was primarily attributable to increases in tonnage shipped and average selling prices of 29.4% and 19.6%, respectively. The increase in fresh pork sales was primarily due to an increase in average selling prices of 23.3%, offset in part by a decrease in tonnage shipped of 11.7%.

         The Company's processed meat operations sales volume increased as a result of the Wilson acquisition. Sales at previously existing accounts decreased by approximately 8% primarily as a result of increased competitive pressures. The Company's fresh pork sales volume was down primarily due to the closing of the Company's Tri-Miller facility and a large increase in hams being retained for use in the Company's processed meats operations. The increase in average selling prices primarily reflects an increase of approximately 39% in the cost of live hogs, the Company's primary raw material.

         Cost of goods sold (including delivery costs) increased by $71.6 million, or 44.9%, mainly as the result of the increase in sales volume related to the Wilson business and as a result of the increased cost of live hogs referred to above. As a percentage of net sales, cost of goods sold increased from 85.6% to 91.9%, primarily as a result of overhead costs associated with the integrated Wilson business and higher overhead costs related to the recently completed fresh pork slaughter facility expansion along with additional overhead costs resulting from the start-up of the Company's Ponca City facility. The higher than expected fresh pork slaughter overhead costs are the result of operating at less than targeted capacity levels. The Company is beginning to see progress in achieving some of the expected volume and yield improvements at its renovated slaughter facility.

        Selling expenses increased $3.0 million, or 50.5%, principally as a result of the additional employees, sales offices, and promotional programs associated with the integrated Wilson business. As a percentage of net sales, selling expenses increased to 3.5% from 3.2%, mainly due to the factors discussed above.

         General and administrative expenses increased $2.4 million, or 39.4%. The increase is primarily due to additional costs associated with the integrated Wilson business. As a percentage of net sales, general and administrative expenses increased to 3.4% from 3.2%.

         Interest expense increased $1.7 million, or 327.6%. The increase is attributable to the significant increase in long-term debt associated with the Wilson acquisition.

         The provision for income taxes decreased by $5.3 million, primarily due to the decrease in pre-tax income from operations of $14.7 million to a loss of $2.6 million from income of $12.1 million in the comparable prior period, resulting from the factors discussed above. The Company's effective tax rate decreased to (33.6%) from 36.8%.

         Earnings per share of common stock decreased by $1.64 per share to a net loss of $.30 per share, due to decreased profitability resulting from the factors discussed above.

         The results for the twelve weeks ended December 8, 1995 are not necessarily indicative of the results to be expected for fiscal 1996.

 TWENTY-EIGHT WEEKS ENDED DECEMBER 8, 1995 COMPARED TO TWENTY-EIGHT WEEKS ENDED
                               DECEMBER 9, 1994


         The Company's net income in the twenty-eight weeks ended December 8, 1995 decreased by $17.2 million to a loss of $6.9 million from income of $10.2 million for the prior-year period. The decrease in profits through the first two quarters of fiscal 1996 is attributable to reduced processed meat margins and lower volume and margins in the fresh pork operation.

         Net sales for the first two quarters of fiscal 1996 increased by $92.6 million, or 21.9%. The increase in net sales dollars was principally the result of increased volume and average selling prices in the Company's processed meats division of 32.8% and 8.4%, respectively. Partially offsetting the processed meats net sales increase was a reduction in fresh meat net sales of 4.2%. The reduction of fresh meat net sales was primarily due to lower sales tonnage of 18.3%, offset in part by a 17.3% increase in average selling prices.

         The Company's processed meat operations sales volume increased as a result of the Wilson acquisition. Sales at previously existing accounts decreased by approximately 6% primarily as a result of increased competitive pressures. The Company's fresh pork sales volume was down primarily due to the closing of the Company's Tri-Miller facility and a large increase in hams being retained for use in the Company's processed meat operations. The increase in average selling prices primarily reflects an increase of approximately 23% in the cost of live hogs, the Company's primary raw material.

         Cost of goods sold (including delivery costs) increased by $101.2 million, or 27.1%, mainly as the result of the increase in sales volume related to the Wilson business and as a result of the increased cost of live hogs referred to above. As a percentage of net sales, costs of goods sold increased from 88.4% to 92.2%, primarily as a result of overhead costs associated with the integrated Wilson business and higher overhead costs associated with the recently completed fresh pork slaughter facility renovation. Beginning with the second quarter, the Company started seeing some progress in achieving some long awaited volume and yield improvements at its renovated slaughter facility.

         Selling expenses increased $8.0 million, or 60.0%, principally as a result of the additional sales employees, sales offices, and promotional programs associated with the integrated Wilson business. As a percentage of net sales, selling expenses increased to 4.1% from 3.1%, mainly due to the factors discussed above.

         General and administrative expenses increased $4.5 million, or 34.7%. The increase is primarily due to additional costs associated with the integrated Wilson business. As a percentage of net sales, general and administrative expenses increased to 3.4% from 3.1%.

         Interest expense increased $3.4 million, or 285.4%. The increase is attributable to the significant increase in long-term debt associated with the Wilson acquisition.

         The provision for income taxes decreased by $9.5 million, primarily due to the decrease in pre-tax income from operations of $26.7 million to a loss of $10.5 million from income of $16.2 million in the comparable prior period, resulting from the factors discussed above. The Company's effective tax rate decreased to (34.0%) from 36.8%.

         Earnings per share of common stock decreased by $2.98 per share to a net loss of $1.20 per share, due to decreased profitability resulting from the factors discussed above.

         The results for the twenty-eight weeks ended December 8, 1995 are not necessarily indicative of the results to be expected for fiscal 1996.

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

        The Company has historically maintained lines of credit in excess of the cash needs of its business. At December 8, 1995, the Company had total lines of credit under its revolving credit agreement from four financial institutions aggregating $80.0 million, of which all was drawn. Subsequent to September 15, 1995, the Company had obtained an additional $25.0 million of temporary short-term lines of credit to be used for seasonal ham inventory buildup, the temporary lines expired on January 15, 1996. At December 8, 1995 all of the additional temporary short-term lines were unused.

         The Company's various loan agreements contain restrictive covenants that include the maintenance of a minimum level of consolidated net worth, as defined, and of certain financial ratios. At December 8, 1995, the Company was not in compliance with certain covenants contained in an industrial revenue bond and a limited obligation revenue bond agreement: however, the Company has obtained waivers on the covenants from the various lenders. At December 8, 1995, the Company has not met its funded debt and fixed charge ratios on its various long-term fixed debt agreements. The Company is currently in the process of negotiating, with its various long-term lenders, revisions to amend its funded debt and fixed charge ratios.

         In addition to the approximately $22 million of capital expenditures related to the Wilson acquisition, the Company anticipates capital expenditures during fiscal 1996 of approximately $37 million, primarily to complete the construction of its new manufacturing facility in Ponca City, Oklahoma, and to complete the planned modernization of its various manufacturing and slaughter facilities. The Company's Ponca City facility was fully completed in November, 1995. The Company began limited operations in mid October and have adopted a very aggressive schedule to bring production up to its planned capacity.

         With the opening of the Company's Ponca City plant during the second quarter, and some limited reconfiguring of some other facilities, the Company will be closing two of the former Wilson operating facilities. Notification of the plant closures was done in compliance with the federal Worker Adjustment and Retraining Notification ("WARN") Act. The Company is unable at this time to determine whether a charge will result from these plant closings.

         Management believes that funds provided from operations and borrowings under available lines of credit will permit it to continue to finance its current operations and to further develop its business in accordance with its operating strategies.

EXHIBITS AND REPORTS ON FORM 8-K

         There were no reports filed on form 8-K for the period ending December 8, 1995.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                THORN APPLE VALLEY, INC.
                                                ------------------------
                                                     (Registrant)




Date:  January 19, 1996                By:       /s/ Louis Glazier
                                          ------------------------------------
                                          Louis Glazier
                                          Executive Vice President of
                                           Finance and Administration
                                          Chief Financial Officer

                                EXHIBIT INDEX





Exhibit
  No.                   Description                                     Page
-------                 -----------                                     ----
  27                    Financial Data Schedule

