Form 10-Q
period 1996-03-01
THORN APPLE VALLEY INC
filed 1996-04-22
CIK 38851

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



    For the forty weeks ended March 1, 1996 Commission file number 0-6566

                          Thorn Apple Valley, Inc.
       -------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)





              Michigan                                    38-1964066
   -------------------------------            ---------------------------------
   (State of other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)


    26999 Central Park  Blvd., Southfield, Michigan                 48076
   ------------------------------------------------             ---------------
     (Address of principal executive offices)                      (zip Code)




Registrant's telephone number, including area code              (810) 213-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section II or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No    .
                                            ---      ---


At March 1, 1996, there were 5,781,962 shares of Common stock outstanding.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                           ASSETS
                                                                                            March 1,          May 26,
                                                                                             1996              1995
                                                                                         ------------      ------------
Current assets:
  Cash and cash equivalents                                                              $  6,794,295      $  4,730,637
  Short-term investments                                                                      627,560           531,064
  Accounts receivable, less allowance for doubtful accounts
    (Mar. 1, 1996, $1,046,800; May 26, 1995, $789,100)                                     68,442,304        40,083,861
  Inventories (Note 2)                                                                     57,051,419        44,800,792
  Refundable income taxes                                                                   8,629,978         1,366,231
  Deferred income taxes (Note 6)                                                            2,328,000         2,499,000
  Prepaid expenses and other current assets                                                 5,942,823         4,073,817
                                                                                         ------------      ------------

         Total current assets                                                             149,816,379        98,085,402
                                                                                         ------------      ------------
Property, plant and equipment :
  Land                                                                                      1,519,606         1,139,439
  Buildings and improvements                                                               62,911,351        37,694,988
  Machinery and equipment                                                                 141,772,006       117,712,476
  Transportation equipment                                                                  8,096,030         7,529,516
  Property under capital leases                                                            10,072,750         7,428,634
  Construction in progress                                                                  8,064,516        22,206,233
                                                                                         ------------      ------------

                                                                                          232,436,259       193,711,286

      Less accumulated depreciation                                                        96,409,804        95,643,621
                                                                                         ------------      ------------

                                                                                          136,026,455        98,067,665
                                                                                         ------------      ------------

Other assets:
  Goodwill, net of accumulated amortization of $646,000 (Note 7)                           32,926,385
  Other                                                                                     6,293,982         8,143,298
                                                                                         ------------      ------------
     Total other assets                                                                    39,220,367         8,143,298
                                                                                         ------------      ------------

                                                                                         $325,063,201      $204,296,365
                                                                                         ============      ============

                                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                       $ 41,619,475      $ 32,474,150
  Notes payable, banks                                                                                        5,960,000
  Notes payable, officer                                                                      703,650         1,415,241
  Accrued liabilities                                                                      29,803,909        23,378,430
  Current portion of long-term debt (Note 3)                                               10,447,648         3,100,310
                                                                                         ------------      ------------

        Total current liabilities                                                          82,574,682        66,328,131
                                                                                         ------------      ------------

Long-term debt (Note 3)                                                                   149,306,772        35,464,669
                                                                                         ------------      ------------

Deferred income taxes (Note 6)                                                              5,379,000         3,908,000
                                                                                         ------------      ------------

Shareholders' equity:
  Preferred stock:  $1 par value; authorized 200,000 shares; issued none
  Common nonvoting stock:  $.10 par value; authorized 20,000,000 shares; issued none
  Common voting stock:  $.10 par value; authorized 20,000,000 shares; issued 5,781,962
   Mar. 1, 1996 and 5,770,647 shares May 26, 1995                                             578,196           577,065
  Capital in excess of par value                                                            6,960,429         6,771,071
  Retained earnings                                                                        80,264,122        91,247,429
                                                                                         ------------      ------------

                                                                                           87,802,747        98,595,565
                                                                                         ------------      ------------

                                                                                         $325,063,201      $204,296,365
                                                                                         ============      ============





                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                           Twelve Weeks Ended             Forty Weeks Ended
                                                       ---------------------------   ----------------------------
                                                         March 1,       March 3,      March 1,        March 3,
                                                           1996          1995           1996            1995
                                                       ------------   ------------   ------------    ------------
Net sales                                              $228,765,869   $163,555,824   $743,673,559    $585,826,349
                                                       ------------   ------------   ------------    ------------
Operating costs and expenses:
  Cost of goods sold, including delivery costs          214,422,963    151,007,669    688,693,744     524,337,231
  Selling                                                 7,637,694      5,670,761     28,899,828      18,961,295
  General and administrative                              7,456,356      4,651,066     25,357,693      17,762,752
  Depreciation                                            3,723,027      2,434,072     11,316,752       8,189,720
                                                       ------------   ------------   ------------    ------------

                                                        233,240,040    163,763,568    754,268,017     569,250,998
                                                       ------------   ------------   ------------    ------------

Income (loss) from operations                            (4,474,171)      (207,744)   (10,594,458)     16,575,351
                                                       ------------   ------------   ------------    ------------

Other expenses (income):
  Interest                                                2,234,359        790,528      6,781,142       1,970,238
  Other, net                                             (1,215,513)       (74,290)    (1,396,467)       (673,426)
                                                       ------------   ------------   ------------    ------------

                                                          1,018,846        716,238      5,384,675       1,296,812

Income (loss) from operations before income taxes        (5,493,017)      (923,982)   (15,979,133)     15,278,539

Provision (benefit) for income taxes                     (1,836,000)      (417,000)    (5,400,000)      5,548,000
                                                       ------------   ------------   ------------    ------------

Net income (loss)                                       ($3,657,017)     ($506,982)  ($10,579,133)     $9,730,539
                                                       ============   ============   ============    ============

Earnings (loss) per share of common stock: (Note 4)          ($0.63)        ($0.09)        ($1.83)          $1.69
                                                       ============   ============   ============    ============

Weighted average number of shares outstanding (Note 4)    5,780,818      5,727,202      5,776,561       5,750,320
                                                       ============   ============   ============    ============










                See notes to consolidated financial statements.

                  THORN APPLE VALLEY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (Unaudited)




                                               Common stock             Capital in
                                          -----------------------       excess of       Retained
                                           Shares         Amount        par value       earnings
                                          ---------      --------      ----------      -----------
Balance, May 27, 1994                     5,803,073      $580,307      $4,778,498      $90,811,265

Net income                                                                               9,730,539

Cash dividends, $.21 per share                                                          (1,206,630)

Exercise of stock options including
  related tax benefits                      101,067        10,107       2,090,314

Purchase and retirement of common stock    (137,071)      (13,707)     (3,376,997)
                                          ---------      --------      ----------      -----------
Balance, March 3, 1995                    5,767,069      $576,707      $3,491,815      $99,335,174
                                          =========      ========      ==========      ===========




Balance, May 26, 1995                     5,770,647      $577,065      $6,771,071      $91,247,429

Net income (loss)                                                                      (10,579,133)

Cash dividends, $.07 per share                                                            (404,174)

Employee stock plan purchases                11,315         1,131         189,358
                                          ---------      --------      ----------      -----------

Balance, March 1, 1996                    5,781,962      $578,196      $6,960,429      $80,264,122
                                          =========      ========      ==========      ===========


























               See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Forty Weeks Ended
                                                          ----------------------------------
                                                             March 1,             March 3,
                                                              1996                 1995
                                                          ------------           ----------
Cash flows from operating activities:
  Net income (loss)                                       ($10,579,133)          $9,730,539
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation                                          11,316,752            8,189,720
      Amortization of intangibles                              645,615
      Deferred income taxes                                  1,642,000              286,700
      (Gain) loss on disposition of property,
        plant and equipment                                    (64,574)               5,433
      Provision for losses on accounts receivable              257,700              229,000
      (Increase) decrease in assets:
        Accounts receivable                                (18,409,435)          (1,641,958)
        Inventories                                         (3,715,894)          (3,866,572)
        Prepaid expenses and other assets                   (1,848,948)          (2,957,386)
        Refundable income taxes                             (7,263,747)
      Increase (decrease) in liabilities:
        Accounts payable                                     9,145,325           (2,846,660)
        Accrued liabilities and compensation                 3,586,210            1,906,834
        Income taxes                                                                840,881
                                                          ------------           ----------

  Total adjustments                                         (4,708,996)             145,992
                                                          ------------           ----------
  Net cash provided by (used in) operating activities      (15,288,129)           9,876,531
                                                          ------------           ----------
Cash flows from investing activities:
  Acquisition of a business, net of cash acquired (Note 7) (65,749,414)
  Proceeds from sale of property, plant and equipment        2,600,608              262,801
  Capital expenditures                                     (35,326,725)         (32,235,043)
  Proceeds from reimbursement of plant construction costs    6,500,000
  Proceeds from sale of long-term investments                2,801,063
                                                          ------------           ----------
  Net cash used in investing activities                    (89,174,468)         (31,972,242)
                                                          ------------           ----------

Cash flows from financing activities:
  Proceeds from long-term borrowings                       118,800,000            8,000,000
  Proceeds from stock options exercised including
    related tax benefits                                                          2,100,421
  Principal payments on long-term debt                      (5,388,469)          (1,298,443)
  Purchase of common stock                                                       (3,390,704)
  Net borrowings (payments) under lines of credit           (5,960,000)           6,870,000
  Net borrowings from (payments to) officers                  (711,591)           1,208,470
  Dividends paid                                              (404,174)          (1,206,630)
  Proceeds from employee stock plan purchases                  190,489
                                                          ------------           ----------

  Net cash provided by financing activities                106,526,255           12,283,114
                                                          ------------           ----------

Net increase (decrease) in cash and cash equivalents         2,063,658           (9,812,597)

Cash and cash equivalents at beginning of year               4,730,637           17,441,675
                                                          ------------           ----------

Cash and cash equivalents at end of quarter                 $6,794,295           $7,629,078
                                                          ============           ==========
Supplemental disclosures of cash flow information:
Cash paid during the forty-week period for:
  Interest                                                  $7,921,053           $2,313,351
                                                          ============           ==========

  Income taxes                                                $112,803           $3,961,986
                                                          ============           ==========
Noncash investing activities:
  Capital lease obligations                                   $256,852           $2,765,400
                                                          ============           ==========


                 See notes to consolidated financial statements

                  THORN APPLE VALLEY, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)




NOTE 1 - The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position as of March 1, 1996 and May 26, 1995, and the results of operations and cash flows for the periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in Thorn Apple Valley, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 26, 1995. The results for the forty weeks ended March 1, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 1996.



NOTE 2 - Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories would have been approximately $2,950,000 higher at March 1, 1996 and May 26,1995 if they had been stated at the lower of first-in, first-out (FIFO) cost or market. The following is a breakdown of inventories by classifications:


                                 March 1,      May 26,
                                  1996          1995
                               -----------    -----------
          Supplies             $ 9,993,847    $ 6,824,152
          Raw materials          8,126,861     11,389,564
          Work in progress       4,123,247      4,914,163
          Finished goods        37,757,464     24,622,913
                               -----------    -----------
                                60,001,419     47,750,792

          Less LIFO reserve      2,950,000      2,950,000
                               -----------    -----------
          Inventory balance    $57,051,419    $44,800,792
                               ===========    ===========

NOTE 3 - Concurrent with the previously announced acquisition, on May 30, 1995, the Company replaced its existing lines of credit with an $80 million revolving credit agreement. (See Note 7 to the Notes to the Consolidated Financial Statements for further discussion related to the acquisition). The unsecured revolving credit agreement is with four financial institutions at variable interest rates no higher than the prime rate or its equivalent. The commitments under the revolving credit agreement expire on May 30, 1998, but may be extended annually for successive one-year periods with the consent of the financial institutions. The commitment fee on the unused portion of the facility is .25% per annum.
The Company is required under the revolving credit agreement to maintain a minimum level of consolidated net worth. At March 1, 1996, the Company had $80 million in lines of credit, of which $76.3 million was drawn. Borrowings under the three year revolving credit agreement are classified as long-term debt. On March 11, 1996, the Company obtained an additional $20 million of unsecured temporary short-term lines under its revolving credit agreement. The temporary short-term lines of credit, if needed, will be used to fund working capital needs, the lines expire on May 31, 1996.

The Company's various loan agreements contain restrictive covenants that include the maintenance of a minimum level of consolidated tangible net worth, as defined, and of certain financial ratios. At March 1, 1996 the Company was not in compliance with certain covenants contained in its industrial revenue bond and limited obligation revenue bond agreements. The Company has obtained a waiver on its limited obligation revenue bond agreement covenant violations through May 31, 1996. The Company has not obtained a waiver on its industrial revenue bond agreement covenant violation. As a result of either no waiver being obtained or a waiver of less than one year being obtained the Company has reclassified $7.6 million of its debt to current liabilities. The Company has made every scheduled payment of principal and interest and does not expect its lenders to call the debt. The Company will seek to amend these agreements or obtain waivers in excess of one year.

NOTE 4 - Earnings per share of common stock are based on the weighted average number of common shares outstanding during each quarter. The potential dilution from shares issuable under employee stock option plans is excluded from the computation of the weighted average number of common shares outstanding since it is not material.

NOTE 5 - At March 1, 1996, under the Company's 1982 Employee Stock Option Plan, 114,000 options exercisable at prices of $2.56 and $19.67 per share were outstanding. The Company's 1990 Employee Stock Option Plan authorizes the Company's Stock Option Committee to grant options up to 787,500 shares of the Company's common stock to present or prospective employees. At March 1, 1996, there were 403,550 options granted but not exercised at prices of $17.00, $23.00 and $26.00 per share under the 1990 Plan.

NOTE 6 - Deferred income taxes, on a SFAS No. 109 basis, reflect the estimated future tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The Company's effective tax rate, was (33.8) percent and 36.3 percent for the forty weeks ended March 1, 1996 and March 3, 1995, respectively.



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

Concurrent with the acquisition the Company issued $42.5 million of long-term unsecured senior notes in a private placement and replaced its existing lines of credit with an $80 million long-term revolving credit agreement. The long-term unsecured debt is at a fixed rate of 7.58% per annum, having a maturity of ten years, interest is payable semi-annually on May 15 and November 15 of each year. The principal on the notes is due in equal annual installments of $6,071,429 beginning May 15, 1999, and ending May 15, 2004, with the remaining principal payable at maturity on May 15,
2005.   The Company is required, pursuant to the terms and covenants of the unsecured notes agreement, to maintain a minimum level of consolidated net worth.

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


RESULTS OF OPERATIONS

     As consumers have become more health conscious, hog slaughterers and meat and poultry manufacturers have focused on providing healthier and more convenient fresh pork and processed meat products to successfully compete against other protein sources, particularly poultry and seafood. In addition, increased amounts of poultry are being used in processed meat products which were traditionally made with only beef and pork. Per capita pork consumption has remained relatively stable in the United States in recent years.

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

     Hog prices represent the principal production cost of pork slaughterers and are an important element in the cost of certain processed meat products as well. Hog prices and hog supply are determined by constantly changing market forces of supply and demand. The ability of hog slaughterers and manufacturers to maintain satisfactory margins may be affected by a multitude of market factors over which such industry participants have limited control, including industry-wide slaughter levels, competition, the relative price of substitute products, overall domestic retail demand and the level of exports.

     The first quarter of each fiscal year consists of sixteen weeks, and each subsequent quarter consists of twelve weeks, except that the fourth quarter consists of thirteen weeks in the case of a 53-week fiscal year. The following discussion analyzes material changes in the financial information on a period to period basis.

     Twelve weeks ended March 1, 1996 compared to twelve weeks ended March 3, 1995.

     The Company's net loss for the third quarter ended March 1, 1996, was $3.6 million compared with a net loss of $500,000 for the comparable period of the prior year. The decrease is primarily attributable to lower margins in the Company's fresh pork division and higher overhead costs in the processed meat division. Operating profits for the processed meat division were reduced by increased overhead costs that resulted from having additional manufacturing facilities, due to the Wilson acquisition, along with the costs associated with our newly opened Ponca City facility.

     Third quarter operating results for the Company's fresh pork division were down as a result of lower hog slaughter margins and increased costs in operating the Company's recently expanded and renovated slaughter facility.

     Net sales dollars in the third quarter of fiscal 1996 increased by $65.2 million or 39.9%. The increase in net sales dollars was the result of an increase in both processed meat and fresh pork sales of 60.1% and 17.3%, respectively. The increase in processed meat sales and fresh pork sales was primarily attributable to increases in tonnage shipped of 31.9% and 6.4%, respectively, and to increases in average selling prices of 21.4% and 10.2%, respectively.

     The Company's processed meat operation sales volume increased primarily as
a result of the Wilson acquisition.   Sales at previously existing accounts
increased by approximately 2% during the third quarter. The increase in average selling prices primarily reflects an increase of approximately 21% in the cost of live hogs, the Company's primary raw material.

     Cost of goods sold (including delivery costs) increased by $63.2 million, or 41.8%, mainly as the result of the increase in sales volume related to the Wilson business and as a result of the increased cost of live hogs referred to above. As a percentage of net sales, cost of goods sold increased from 92.3% to 93.6%, primarily as a result of overhead costs associated with the integrated Wilson business and higher overhead costs related to the recently completed fresh pork slaughter facility expansion along with additional overhead costs resulting from the Company's newly opened Ponca City facility. The higher than expected fresh pork slaughter overhead costs are the result of our continuing to operate at less than targeted capacity levels. The Company has begun to achieve some of the expected volume and yield improvements from the renovated slaughter facility, although the gains experienced were more than offset by lower hog margins.

     Selling expenses increased $2.0 million, or 34.7%, principally as a result of the additional employees, sales offices, and promotional programs associated with the integrated Wilson business. As a percentage of net sales, selling expenses decreased to 3.3% from 3.5%.

     General and administrative expenses increased $3.0 million, or 65.5%. The increase is primarily due to additional costs associated with the integrated Wilson business. As a percentage of net sales, general and administrative expenses increased to 3.4% from 2.8%.

     Interest expense increased $1.4 million, or 182.6%. The increase is attributable to the significant increase in long-term debt associated with the Wilson acquisition and the Company's aggressive capital expenditure programs, such as the construction of the Ponca City plant and the hog slaughter facility renovation project.

     The provision for income taxes decreased $1.4 million, primarily due to a pre-tax loss of $5.5 million compared to a loss of $924,000 in the comparable prior period resulting from the factors discussed above. The Company's effective tax rate was (33.4%) compared with (45.1%) from the comparable prior-year period.

     Earnings per share of common stock decreased by $.72 per share to a net loss of $.63 per share, due to decreased profitability resulting from the factors discussed above.

     The results for the twelve weeks ended March 1, 1996 are not necessarily indicative of the results to be expected for fiscal 1996.

     Forty weeks ended March 1, 1996 compared to forty weeks ended March 3, 1995.

     The Company's net income in the forty weeks ended March 1, 1996 decreased by $20.3 million to a loss of $10.6 million from income of $9.7 million for the prior-year period. The decrease in profits through the first three quarters of fiscal 1996 is attributable to reduced processed meat and fresh pork margins, lower than expected processed meat sales volumes and higher overhead costs in both the Company's processed meat and fresh pork operations.

     Net sales for the first three quarters of fiscal 1996 increased by $157.8 million or 26.9%. The increase in net sales dollars was principally the result of increased volume and average selling prices in the Company's processed meat division of 32.6% and 12.0%, respectively. In addition, the Company's fresh meat operation's net sales increased by 1.8% which was primarily due to an increase in average selling prices of 15.2%, offset in part by a decrease in sales tonnage of 11.6%.

     The Company's processed meat operations sales volume increased as a result of the Wilson acquisition. Sales at previously existing accounts decreased by approximately 3.7% primarily as a result of increased competitive pressures. The Company's fresh pork sales volume was down primarily due to the closing, during fiscal 1995, of the Company's Tri-Miller facility and a large increase in hams being retained for use in the Company's processed meat operations.
The increase in average selling prices primarily reflects an increase of approximately 22.5% in the cost of live hogs, the Company's primary raw material.

     Cost of goods sold (including delivery costs) increased by $164.4 million, or 31.3%, mainly as the result of the increase in sales volume related to the Wilson business and as a result of the increased cost of live hogs referred to above. As a percentage of net sales, costs of goods sold increased from 89.5% to 92.6%, primarily as a result of overhead costs associated with the integrated Wilson business and higher overhead costs associated with the recently completed fresh pork slaughter facility renovation and costs associated with our newly opened Ponca City plant. As a result of the fresh pork management and personnel changes that were made during the later part of calendar 1995, the Company is continuing its progress in achieving some of the expected volume and yield improvements at its renovated slaughter facility.
The operational benefits achieved at the slaughter facility, however, were more than offset by lower hog margins. The Company is unable to predict at this time when hog margins will return to more profitable levels. The Company anticipates it will likely require the balance of the calendar year to obtain the expected yields and efficiencies at the Ponca City facility.

     Selling expenses increased $9.9 million, or 52.4%, principally as a result of the additional sales employees, sales offices, and promotional programs associated with the integrated Wilson business. As a percentage of net sales, selling expenses increased to 3.9% from 3.2%, mainly due to the factors discussed above.

     General and administrative expenses increased $7.6 million, or 42.8%. The increase is primarily due to additional costs associated with the integrated Wilson business. As a percentage of net sales, general and administrative expenses increased to 3.4% from 3.0%.

     Interest expense increased $4.8 million, or 244.2%. The increase is attributable to the significant increase in long-term debt associated with the Wilson acquisition and the construction of the Ponca City plant and renovation of the Company's hog slaughter facility.

     The provision for income taxes decreased by $10.9 million, primarily due to the decrease in pre-tax income from operations of $31.3 million to a loss of $16.0 million from income of $15.3 million in the comparable prior period, resulting from the factors discussed above. The Company's effective tax rate decreased to (33.8%) from 36.3%.

     Earnings per share of common stock decreased by $3.52 per share to a net loss of $1.83 per share, due to decreased profitability resulting from the factors discussed above.

     The results for the forty weeks ended March 1, 1996 are not necessarily indicative of the results to be expected for fiscal 1996.

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

     The Company has historically maintained lines of credit in excess of the cash needs of its business. At March 1, 1996, the Company had total lines of credit under its revolving credit agreement from four financial institutions aggregating $80.0 million, of which $3.7 million was unused. As a result of the Company's recent financial performance, on March 11, 1996 the Company has obtained an additional $20 million of unsecured temporary short-term lines of credit under its revolving credit agreement. The temporary short-term lines if needed will be used to fund working capital needs, the lines expire on May 31, 1996.

     The Company's various loan agreements contain restrictive covenants that include the maintenance of a minimum level of consolidated net worth, as defined, and of certain financial ratios. At March 1, 1996, the Company was not in compliance with certain covenants contained in its industrial revenue bond and limited obligation revenue bond agreements. The Company has obtained a waiver on its limited obligation revenue bond agreement covenant violations through May 31, 1996. The Company has not obtained on its industrial revenue bond agreement covenant violation. As a result of either no waiver being obtained or a waiver of less than one year being obtained the Company has reclassified $7.6 million of its debt to current liabilities. The Company has made every scheduled payment of principal and interest and does not expect its lenders to call the debt. The Company will seek to amend these agreements or obtain waivers in excess of one year.

     In addition to the approximately $22 million of capital expenditures related to the Wilson acquisition, the Company anticipates net capital expenditures during fiscal 1996 of approximately $36 million, primarily to complete the construction of its new manufacturing facility in Ponca City, Oklahoma, and to complete the planned modernization of its various manufacturing and slaughter facilities. The Company's Ponca City facility was completed in November, 1995. The Company began limited operations in mid October and have adopted a very aggressive schedule to bring production up to its planned capacity, the plant is currently operating in excess of 50% of its operating capacity. Looking forward to fiscal 1997, the Company does not anticipate any significant capital expenditures. The Company's capital expenditure program will be geared towards maintaining and upgrading its various equipment in the ordinary course of business.

     With the opening of the Company's Ponca City plant during the second quarter, and some limited reconfiguring of some other facilities, the Company has closed two of the formerly acquired Wilson operating facilities. Notification of the plant closures was done in compliance with the federal Worker Adjustment and Retraining Notification ("WARN") Act. The Company is unable at this time to determine whether a charge against income will result from these plant closings and is actively marketing these facilities for sale.

     Management believes that funds provided from operations and borrowings under available lines of credit will permit it to continue to finance its current operations an to further develop its business In accordance with its operating strategies.

EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports filed on form 8-K for the period ending March 1, 1996.

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






                                            THORN APPLE VALLEY, INC.
                                            ------------------------
                                                (Registrant)





Date:  April 19, 1996   By:              By:      //Louis Glazier
                                            ---------------------------
                                            Louis Glazier
                                            Executive Vice President of
                                             Finance and Administration
                                            Chief Financial Officer

                                EXHIBIT INDEX



EXHIBIT
NUMBER                      DESCRIPTION
- -------                     -----------

  27                   Financial Data Schedule