Form 10-Q/A
period 1995-12-08
THORN APPLE VALLEY INC
filed 1996-05-01
CIK 38851

                                  FORM 10-Q/A


                                AMENDMENT NO. 1


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
                                  (Unaudited)

                ASSETS
                                                        December 8,          May 26,
                                                           1995               1995
                                                        -------------      --------------
Current assets:
  Cash and cash equivalents                               $7,136,080          $4,730,637
  Short-term investments                                     627,560             531,064
  Accounts receivable, less allowance for doubtful
    accounts (Dec. 8, 1995, $1,063,800;
    May 26, 1995, $789,100)                               75,672,510          40,083,861
  Inventories (Note 2)                                    57,672,658          44,800,792
  Refundable income taxes                                  5,849,573           1,366,231
  Deferred income taxes (Note 6)                           2,523,000           2,499,000
  Prepaid expenses and other current assets                5,799,666           4,073,817
                                                        ------------       -------------

         Total current assets                            155,281,047          98,085,402
                                                        ------------       -------------

Property, plant and equipment :
  Land                                                     1,519,606           1,139,439
  Buildings and improvements                              70,082,936          37,694,988
  Machinery and equipment                                145,105,988         117,712,476
  Transportation equipment                                 7,536,593           7,529,516
  Property under capital leases                            9,708,544           7,428,634
  Construction in progress                                 7,893,690          22,206,233
                                                        ------------       -------------

                                                         241,847,357         193,711,286

      Less accumulated depreciation                      100,506,585          95,643,621
                                                        ------------       -------------

                                                         141,340,772          98,067,665
                                                        ------------       -------------

Other assets:
  Goodwill, net of accumulated amortization
    of $452,000 (Note 7)                                  33,120,069
  Other                                                    8,556,878           8,143,298
                                                        ------------       -------------
     Total other assets                                   41,676,947           8,143,298
                                                        ------------       -------------

                                                        $338,298,766        $204,296,365
                                                        ============       =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

  Accounts payable                                       $44,154,003         $32,474,150
  Notes payable, banks (Note 3)                                                5,960,000
  Notes payable, officer                                     705,974           1,415,241
  Accrued liabilities                                     31,610,745          23,378,430
  Current portion of long-term debt                       10,969,745           3,100,310
                                                        ------------       -------------


        Total current liabilities                         87,440,467          66,328,131
                                                        ------------       -------------

Long-term debt (Note 3)                                  154,734,974          35,464,669
                                                        ------------       -------------

Deferred income taxes (Note 6)                             4,724,000           3,908,000
                                                        ------------       -------------

Shareholders' equity:
  Preferred stock:  $1 par value; authorized 200,000
    shares; issued none
  Common nonvoting stock:  $.10 par value; authorized
    20,000,000 shares;  issued none
  Common voting stock:  $.10 par value; authorized
    20,000,000 shares; issued  5,777,957 shares
    Dec. 8, 1995 and 5,770,647 shares May 26, 1995           577,796             577,065
  Capital in excess of par value                           6,900,390           6,771,071
  Retained earnings                                       83,921,139          91,247,429
                                                        -------------      -------------
                                                          91,399,325          98,595,565
                                                        -------------      -------------
                                                        $338,298,766        $204,296,365
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


The Company's various loan agreements contain restrictive covenants that include the maintenance of a minimum level of consolidated tangible net worth, as defined, and of certain financial ratios. At December 8, 1995, the Company was not in compliance with certain covenants contained in its industrial revenue bond and limited obligation revenue bond agreements. The lenders have granted the Company waivers of these covenant provisions through December 31, 1995 and May 31, 1996, respectively. The Company has classified these obligations as current liabilities, as a result of the waivers being less than one year in duration from the balance sheet date. The Company does not expect its industrial revenue bond or limited obligation revenue bond lenders to call the debt at the end of the waiver period and will seek to amend these agreements.



At December 8, 1995 the Company was also not in compliance with the funded debt and fixed charge ratios on its various long-term fixed debt agreements. The Company has subsequently received amendments to its long-term agreements that both amended the covenants and unconditionally waived the compliance and defaults or events of defaults resulting from the failure to be in compliance with such covenants.

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


         The Company's various loan agreements contain restrictive covenants that include the maintenance of a minimum level of consolidated net worth, as defined, and of certain financial ratios (see Note 3 to the Notes to the Consolidated Financial Statements for further discussion related to the Company's various debt covenant violations).


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





                                                THORN APPLE VALLEY, INC.
                                                ------------------------
                                                     (Registrant)




Date:  May 1, 1996                By:       /s/ Louis Glazier
                                          ------------------------------------
                                          Louis Glazier
                                          Executive Vice President of
                                           Finance and Administration
                                          Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT NO.                     DESCRIPTION                     PAGE NO.
- -----------                     -----------                     --------
  EX-27                         Financial Data Schedule

