Form 10-K
period 1996-05-31
THORN APPLE VALLEY INC
filed 1996-09-13
CIK 38851

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark one)
    [x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For fiscal year ended May 31, 1996

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

         THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF AUGUST 16, 1996, COMPUTED BY REFERENCE TO THE NASDAQ NATIONAL MARKET CLOSING PRICE ON SUCH DATE, WAS $40,853,509.

         The number of outstanding shares of Registrant's common stock as of August 16, 1996 was 5,790,804.

         The following document (or portion thereof) has been incorporated by reference in this Annual Report on Form 10-K: The definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be held on October 28, 1996 (Part III).

================================================================================

  As filed with the Securities and Exchange Commission on September 13, 1996.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 31, 1996


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Thorn Apple Valley, Inc. (sometimes referred to hereinafter collectively with its subsidiaries as the "Company") is a major producer of processed meat and poultry products and is one of the largest slaughterers of hogs in the United States. The Company was originally incorporated in 1959 as a Michigan corporation. It reincorporated in Delaware in 1971 and reincorporated in Michigan in 1977. The Company is engaged in the manufacture and sale of bacon, hot dogs and lunch meats, hams, smoked sausages and turkey products, as well as the slaughtering of hogs and the related sale of fresh pork products. The Company markets its products under premium and other proprietary brand labels including "Thorn Apple Valley," "Wilson Certified," "Corn King," "Colonial," "Triple M," "Royal Crown," "Olde Virginie" and "Cavanaugh Lakeview Farms" and under customer-owned private labels. The Company sells its products principally to wholesalers, supermarkets and other manufacturers throughout the United States and in selected international markets.

WILSON ACQUISITION

         On May 30, 1995, the Company purchased certain assets from Foodbrands America, Inc. and its subsidiaries ("Foodbrands"). The Company acquired substantially all of Foodbrands' Wilson Retail Division ("Wilson") assets used by Wilson in its business of producing and marketing retail meat products. The acquired assets included three manufacturing facilities, machinery and equipment, current assets and certain trademarks and tradenames. The aggregate purchase price for the assets acquired and the assumption of certain liabilities was approximately $64.6 million. During the five year period following the date of the acquisition, Foodbrands has the right to receive from the Company up to an additional $10 million in accordance with an Earnout Agreement, in the event of increases in the market price of the Company's Common Stock. During fiscal 1996, no amount was paid to Foodbrands under the Earnout Agreement.

         The Wilson acquisition was accounted for using the purchase method. The tradenames and trademarks acquired are being amortized over their estimated useful lives which was determined to be 40 years. The results of operations of the Company for the fifty-three week period ending May 31, 1996, reflect a full year of operations related to the acquired Wilson assets. Subsequent to the Wilson acquisition, the Company closed two of the acquired plants which did not fit with the Company's strategic objectives.

PRODUCTS, OPERATIONS AND MARKETING

         The Company is engaged in a single segment business with two principal product categories: processed meat and poultry products and fresh pork. The following table shows for the fiscal periods indicated the net sales and approximate pounds of products shipped for the Company's processed meats operations and fresh pork operations.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 31, 1996


                             Fiscal   % of     Fiscal  % of       Fiscal   % of      Fiscal   % of      Fiscal   % of
                              1992    Sales     1993   Sales       1994   Sales       1995   Sales       1996   Sales
                              ----    -----     ----   -----       ----   -----       ----   -----       ----   -----
                                                      (in millions)
Net sales (in dollars)
----------------------
  Processed meat products     $368.4   50%     $386.7   53%       $416.3    54%      $415.4    56%      $623.0    63%
  Fresh pork products          365.7   49%      336.6   46%        349.1    45%       321.8    43%      $355.0    36%

Products shipped (in lbs.)
--------------------------
  Processed meat products      320.3     -      337.8     -        351.7      -       378.2      -       507.7      -
  Fresh pork products          458.8     -      415.6     -        419.6      -       422.2      -       394.6      -

         Due to market conditions, profit margins on sales of processed meat and poultry products are usually more consistent than profit margins on sales of fresh meats and by-products. Processed meat and poultry manufacturers generally receive higher profit margins on premium labeled items. The Company's emphasis in its sales and marketing programs is to expand sales of higher margin products and develop new packaging concepts and product innovations that will appeal to consumers.

         The Company experiences some seasonality in its business. Specifically, the Company's sales of smoked and spiral sliced hams are typically at their highest levels during the Christmas and Easter holiday
seasons as a result of increased consumer demand.   In order to accommodate the
increased holiday sales, the Company typically builds substantial inventories of hams in anticipation of its future holiday business. Also, the Company's sales of skinless smoked sausage, hot dogs and bacon products are generally higher during the summer months.

         PROCESSED MEAT PRODUCTS

         The processed meat products operations of the Company's business involve the production and sale of consumer- brand labeled, packaged meat and poultry products, such as bacon, hot dogs and lunch meats, hams, smoked sausages and turkey products. Shipments by category of these products for the five most recent fiscal years were as follows:

                                           Fiscal      Fiscal       Fiscal       Fiscal       Fiscal
Product Category                            1992        1993         1994         1995         1996
----------------                            ----        ----         ----         ----         ----
                                                          (in millions of pounds)
Bacon . . . . . . . . . . . . . . . .        99.7       100 .6       100.7        111.3        123.1
Hot dogs and lunch meats  . . . . . .        75.7         78.1        72.2         71.1        141.9
Hams  . . . . . . . . . . . . . . . .        62.7         67.2        74.1         85.4        125.9
Smoked sausages . . . . . . . . . . .        45.1         51.6        61.3         64.3         65.2
Turkey products . . . . . . . . . . .        17.4         23.9        24.3         25.2         27.0
Other . . . . . . . . . . . . . . . .        19.7         16.4        19.1         20.9         24.6
                                            -----       ------       -----        -----        -----
Total . . . . . . . . . . . . . . . .       320.3        337.8       351.7        378.2        507.7

         The Company's processed meat products sales division, which has regional offices, markets the Company's consumer packaged meat and poultry products using a national sales force which calls on the Company's various customers. Price lists, product availability, marketing programs and payment terms,

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 31, 1996


however, are determined by the corporate office. The Company's customer base is generally comprised of wholesalers or large supermarket chains.

         The Thorn Apple Valley-Grand Rapids division of the Company ("Grand Rapids"), which is located in Grand Rapids, Michigan, is engaged in the production and sale of approximately 50 varieties of packaged, table-ready meat products such as hot dogs, lunch meats, corned beef and smoked sausage, under brand names which include "Thorn Apple Valley," "Herrud" and "Colonial" and other controlled and private label brands.

         The Thorn Apple Valley-Deli & Smoked Meats division of the Company ("Smoked Meats"), which is located in Detroit, Michigan, is primarily engaged in the production and sale of smoked hams, spiral sliced hams, cooked hams, smoked loins, turkey breasts, deli products and related items. These products are sold to supermarket chains under various brand names, including "Thorn Apple Valley," "Herrud," "Royal Crown," "Colonial," "Olde Virginie" and "Cavanaugh Lakeview Farms" and other controlled and private label brands.

         The Thorn Apple Valley-Carolina division of the Company ("Carolina"), which is located in Holly Ridge, North Carolina, produces bacon and related by-products. These items are sold principally to supermarket chains under brand names which include "Thorn Apple Valley," "Herrud," "Holly Ridge Farm," "Colonial" and "Olde Virginie" and other controlled and private label brands.

         The Thorn Apple Valley-Dixie division of the Company ("Dixie"), which is located in Forrest City, Arkansas, is primarily engaged in the production of hot dogs. The products are sold to supermarket chains under brand names which include "Wilson," "Corn King" and "Colonial" and other controlled and private label brands.

         The Thorn Apple Valley-Ponca City division of the Company ("Ponca City"), which is located in Ponca City, Oklahoma, is primarily engaged in the production of bone-in hams, spiral sliced hams, lunch meats and gourmet meat products. The Ponca City facility is a newly-constructed processing plant that was put into production in October 1995. Its products are sold to supermarket chains under brand names which include "Thorn Apple Valley," "Wilson," "Corn King," "Olde Virginie," "Cavanaugh Lakeview Farms" and "Colonial" and other controlled and private label brands.

         During fiscal 1996, the Company closed its Thorn Apply Valley-Concordia division ("Concordia") and its Thorn Apple Valley-Shreveport division ("Shreveport"). The Concordia division had produced boneless hams and related smoked meat products and the Shreveport division had produced specialty products such as natural casing hot dogs. The production of these products was moved primarily to the Company's Council Bluffs and Smoked Meats divisions.

         The Thorn Apple Valley-Council Bluffs division of the Company ("Council Bluffs") is located in Council Bluffs, Iowa, is primarily engaged in the production of a variety of boneless ham products. The Council Bluffs facility is operated and managed by a major meat packing company pursuant to a production agreement. See "Raw Materials" below for further discussion of such production agreement.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 31, 1996


         FRESH PORK PRODUCTS

         The Thorn Apple Valley-Frederick division of the Company ("Frederick"), which is located in Detroit, Michigan, is engaged in the slaughtering and cutting of hogs and the sale of primal cuts of fresh pork products, including hams, shoulders, loins, ribs, butts and pork bellies, and of related by-products, such as edible renderings and meat trimmings. Approximately 3,339,000, 3,146,000 and 2,891,000 hogs were slaughtered by Frederick in fiscal years 1996, 1995 and 1994, respectively. The Company's Utah division, which was closed during fiscal 1995, slaughtered approximately 274,000 and 339,000 hogs during fiscal years 1995 and 1994, respectively.

         Sales of products by the Frederick division are ordinarily initiated and completed by telephone between buyers and Frederick sales personnel. Sales are also made through brokers located throughout the United States and abroad. Customers for primal cuts and trimmings are generally wholesalers, supermarket chains, and outside processors. Most edible offal items are cleaned, boxed and frozen for storage until delivery to the customer. Fat trimmings and some inedible items are sold to renderers. The Company also further processes some of its primal cuts into higher margin boneless products.

         The supply of hogs, plant operating efficiencies, industry slaughter capacity, prevailing prices for competing meat products and consumer demand all affect the profitability of the Company's fresh pork operations. The profit margins experienced by the Company and the fresh pork industry on sales of fresh pork and by-products were lower during fiscal 1996 than the margins experienced by the Company and the industry in recent years. The lower margins resulted from increased costs to produce fresh pork products caused by operating inefficiencies at the Company's Frederick facility (which resulted from an extensive plant renovation project). The Company believes that it has remedied most of the significant operating inefficiencies at the Frederick facility.

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

DISTRIBUTION AND CUSTOMERS

         During fiscal 1996 approximately 16% of the Company's products were marketed in Michigan. This percentage was approximately 19% and 20% for fiscal 1995 and 1994, respectively. The balance of the products were marketed in each of these years primarily in 46 other states, Washington, D.C., Canada and to Pacific Rim countries. Sales to customers in foreign countries during fiscal 1996 totaled approximately $14,900,000. This total was approximately $9,300,000 for fiscal 1995 and approximately $11,200,000 for fiscal 1994.

         On a regular basis, the Company sells its fresh pork and manufactured products to more than 1,000 customers. These customers consist primarily of wholesalers, supermarket chains and, in the case of the Company's fresh pork operations, other manufacturers of meat and poultry products. For fiscal 1996, approximately 33% of the Company's sales were made to its 10 largest customers, none of whom

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 31, 1996


accounted for as much as 10% of the Company's sales. The Company does not have any significant long-term sales commitments except for the sale of its inedible rendering materials. See "Business-Long Term Royalty Agreement".

         In April 1996, the Company opened a new distribution center in Edwardsville, Kansas and closed a small distribution center in Clearfield, Utah. The Company believes that this new distribution center, combined with the Company's distribution center in Detroit, Michigan, will enable the Company to provide a higher level of service to the Company's customers.

         The Company owns and operates a fleet of refrigerated tractor-trailers and additional trailers which are used for transporting a portion of its products to customers and to the Company's manufacturing facilities. The Company also engages the services of contract carriers, including Coast Refrigerated Trucking Co., Inc., National Food Express, Inc. and Miller's Transport Inc., all wholly-owned subsidiaries of the Company. Products are shipped to supermarket chains, wholesalers and other meat processors. In addition to its own delivery equipment, the Company utilizes non-affiliated carriers or has customers make their own arrangements for delivery.

RAW MATERIALS

         The Company's primary raw material is live hogs. The purchase of hogs accounted for approximately 72% of the total purchases of raw materials made by the Company during fiscal 1996. Purchases of live hogs are through a network of buying stations, selected brokers and direct from hog producers mainly in the states of Michigan, Ohio, Indiana and Illinois and in Ontario, Canada. Pursuant to an agreement with Michigan Livestock Exchange ("MLE"), MLE supplied approximately 65% of the total hogs purchased by the Company in fiscal 1996 (see "Purchase and Management Agreement" for further discussion of this agreement). The transportation of hogs to the Frederick facility is primarily in tractor- trailers owned and operated by independent contractors.

         During fiscal 1996, Grand Rapids obtained 24% of all of the pork required in its operations from Frederick, which constituted approximately 14% of the cost of the total meat requirements of Grand Rapids. Approximately 68% of the pork processed during fiscal 1996 at Smoked Meats was obtained from Frederick, which constituted approximately 49% of its total meat requirements. Approximately 38% of the pork requirements of Ponca City was obtained from Frederick, which comprised approximately 22% of its total meat requirements. The Company's Dixie plant received approximately 13% of its pork requirements from Frederick, which represented approximately 3% of its total meat requirements. Approximately 53% of the pork bellies processed by Carolina were obtained from Frederick.

         The Company purchases poultry, beef and other meats required for its processed meat products and other materials such as seasonings, smoking and curing agents, sausage casings and packaging materials from a number of readily-available sources.

         In connection with the Wilson acquisition, the Company assumed a production agreement (the "Production Agreement") with a major meat packing company (the "Producer"). Pursuant to the Production Agreement, the Producer constructed a ham production facility and the Company furnished all of the production equipment to be used in such facility. In addition, the Producer is obligated to produce at such facility, on an exclusive basis, all boneless ham products which the Company may require. In return, the Company has agreed to pay and/or reimburse the Producer for all operating and fixed costs incurred at the facility and to pay the Producer a fee of approximately $1,375,000 per year during the term

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 31, 1996


of the agreement and any extensions thereof.   The Production Agreement has an
initial term (the "Initial Term") expiring on June 6, 2001 and may be renewed by the Company for up to five successive three year terms (the "Option Periods"). If the Company fails to renew the Production Agreement for each of the five Option Periods, or if the Company terminates or breaches the Production Agreement, the Company will be obligated to pay the $1,375,000 annual fee for the remainder of the Initial Term, if any, and an annual payment of approximately $408,000 for each remaining year of each of the five Option Periods. In such event, the Producer must use its best efforts to utilize the vacated facility to mitigate costs to the Company.

         In addition to the Production Agreement, the Company has also assumed a supply agreement with the Producer. The Company has agreed to purchase and the Producer has agreed to supply 400,000 pounds of boneless ham muscles on a weekly basis at a pricing formula equal to or more favorable than prices obtainable from other competitive suppliers. The term of such supply agreement runs concurrent with the term of the Production Agreement described above.

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

EMPLOYEES

         The Company has approximately 4,000 employees, approximately 850 of whom are engaged in slaughtering and cutting hogs, approximately 2,400 of whom are engaged in the production of the processed meat and poultry products, and approximately 750 of whom are employed in administration, sales or transportation.

         The majority of the Company's production workers are employed under four union contracts. These contracts are generally for a period of two to four years and have various expiration dates through the third quarter of fiscal 2000. The Company has historically maintained good labor relations. The unexpired portions of the existing agreements contain no significant labor cost increases.

REGULATION

         Like other participants in the meat and poultry processing industry, the Company is subject to various laws and regulations relating to the construction and maintenance of facilities, production standards and pollution control administered by federal, state and other government entities, including the Environmental Protection Agency and corresponding state agencies such as the Michigan Department of Natural Resources, the United States Department of Agriculture, and the Occupational Safety and Health Administration. All of the Company's existing fresh pork and processed meat and poultry products plants are federally inspected by the United States Department of Agriculture under the Federal Meat Inspection Act. The Company believes that it is in compliance with all health, environmental and other laws and regulations in all material respects and that continued compliance with existing standards will not have a material effect on the Company's results of operations or financial condition.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 31, 1996



LONG-TERM ROYALTY AGREEMENT

         In December 1988, the Company sold substantially all of the assets of its wholly owned subsidiary, Wayne By- Products Company, to an unrelated third party. In connection with the sale of these assets, the Company entered into an agreement requiring the Company to sell all its inedible rendering materials to such third party through 1998. The Company believes that the terms and conditions of the agreement are at least as favorable as are available from others in the industry.

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

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 31, 1996


ITEM 2.  PROPERTIES

         The Company's principal plants, all of which are owned by the Company, are located as follows:

                                                                                               Approximate
                                                                              Land Area        Floor Space
 Location                           Operation                                   Acres           (Sq. Ft.)
 --------                           ---------                                -----------     ---------------
 Detroit, Michigan                  Hog slaughtering and boning                  3.2              218,000
                                    operations

 Detroit, Michigan                  Manufacture of smoked and                    4.8              150,000
                                    cooked hams, spiral sliced
                                    hams, turkey products,
                                    deli products and related
                                    items

 Grand Rapids, Michigan             Manufacture of hot dogs, lunch              18.5              135,000
                                    meats and smoked sausages

 Holly Ridge,                       Manufacture of bacon products              179.0              150,000
 North Carolina

 Walker, Michigan                   Poultry boning and manufacture              27.0               45,000
                                    of pork sausage and corned
                                    beef products

 Concordia, Missouri*               Manufacture of boneless hams                17.2               45,000
                                    and other related smoked meat
                                    products

 Forrest City, Arkansas             Manufacture of hot dogs                     11.3               70,000

 Shreveport, Louisiana*             Manufacture of specialty                     3.6               30,400
                                    products such as natural
                                    casing hot dogs


 Ponca City, Oklahoma               Manufacture of bone-in hams,                42.0              171,000
                                    spiral sliced hams, lunch
                                    meats and gourmet meat
                                    products


----------------------

*   The Company closed these facilities during fiscal 1996.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 31, 1996


         In addition to the Company's plants, the Company owns and leases various buildings in Michigan, North Carolina and Kansas. These buildings are used for maintenance, storage, certain manufacturing, distribution and other ancillary services, truck garages and as corporate headquarters.

         The land on which each of these properties are located (excluding the leased properties) is owned by the Company. The properties described above were subject to mortgages collateralizing outstanding indebtedness in the aggregate amount of approximately $6.5 million as of May 31, 1996. As of the date of this Annual Report on Form 10-K, substantially all of the Company's assets are subject to liens. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition."

         The Company believes its plants and equipment are in good repair and suitable for the present operation of its business. The production facilities of the plants are being utilized on either a one-shift or two-shift basis.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in various ordinary or routine litigation incidental to its business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A
         VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON
         STOCK AND RELATED SECURITY MATTERS

         As of August 16, 1996 there were 533 shareholders of record of the Company.

         The shares of the Company's Common Stock are traded in the over-the-counter market and their price is quoted on the Nasdaq National Market under the symbol "TAVI." The table below sets forth the range of the highest and the lowest sales prices and the cash dividends paid for the past two fiscal years.

         In October 1995, the Company's Board of Directors discontinued the payment of dividends on the Company's Common Stock in order to conserve cash for future operations. Since such date, the Company entered into agreements with various lenders which restrict the Company's ability to pay dividends.
See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Financial Condition" below. The Company has no current plans of paying dividends on its Common Stock.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 31, 1996


                                       1996                                            1995
                     ---------------------------------------        -------------------------------------------
                         Sales Price                                    Sales Price
                     ------------------                             --------------------
         Fiscal                                  Dividends                                       Dividends
         Quarter     High           Low          Paid               High             Low         Paid
         -------     ----           ---          ----               ----             ---         ----

         First      $23.50         $18.00          $.07            $25.25           $22.00        $.07
         Second     $19.50         $15.12             -            $30.25           $23.00        $.07
         Third      $17.75         $14.00             -            $30.00           $20.00        $.07
         Fourth     $15.75         $10.25             -            $20.00           $16.62        $.07


ITEM 6.  SELECTED FINANCIAL DATA

                                                    Fiscal Year Ended(1)
                 -----------------------------------------------------------------------------------------
                  May 29, 1992       May 28, 1993       May 27, 1994       May 26, 1995       May 31, 1996
                  ------------       ------------       ------------       ------------       ------------
Net sales         $739,733,073       $729,909,723       $772,098,333       $744,542,466       $983,084,427


Net income
(loss)            $ 21,054,846       $ 13,862,567       $ 14,083,373       $  5,254,886       $(21,707,744)


Net income (loss)
per common
share             $       3.75       $       2.36       $       2.40       $        .91       $      (3.76)


Total assets      $132,599,976       $143,948,845       $185,442,085       $204,296,365       $325,616,203


Total long-term
debt (excluding
current portion)  $ 15,068,920       $  8,844,391       $ 27,936,985       $ 35,464,669       $159,808,923


Cash dividends
per share         $        .08       $        .20       $        .27       $        .28       $        .07


(1) The Company's fiscal year consists of the 52- or 53-week period ending on the last Friday in May of each year. Fiscal 1996 was a 53-week fiscal year and all other years presented in this table were 52-week fiscal years. Earnings per share figures have been restated for all periods presented to reflect a three-for-two stock split, effected as a 50% stock dividend paid on December 23, 1992 to all shareholders of record of the Company as of the close of business on December l, 1992. The increases in net sales, total assets and long-term debt from fiscal 1995 to fiscal 1996 are primarily the result of the Wilson acquisition. For additional discussion of the differences in operating results in fiscal 1996 as compared to fiscal 1995, see "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Results of Operations."

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 31, 1996



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Profitability in the hog slaughter industry is affected by the cost and supply of hogs and pork product selling prices. The slaughtering industry has generally been characterized by relatively narrow profit margins and a trend toward larger, higher volume plants in order to reduce per unit costs. Processed meat and poultry processors generally receive higher profit margins on premium labeled items than on fresh pork and by-products.

         Hog prices represent the principal production cost of pork slaughterers and are an important element in the cost of certain processed meat products as well. Hog prices and hog supply are determined by constantly changing market forces. The ability of hog slaughterers and processors to maintain satisfactory margins may be affected by market factors over which such industry participants have limited control, including industry-wide slaughter levels, competition, the relative price of substitute products, overall domestic retail demand and the level of exports.

         The following discussion analyzes material changes in the financial information of the Company on a year to year basis.

RESULTS OF OPERATIONS

         Fiscal 1996 as Compared to Fiscal 1995
         --------------------------------------
         (53 week fiscal year compared to 52 week fiscal year)

         The Company's net loss for the fiscal year ended May 31, 1996 was $21.7 million compared with net income of $5.3 million in fiscal 1995. The Company's fiscal 1995 net income was negatively impacted by a restructuring charge of approximately $5.0 million; see Note 12 to the Notes to the Consolidated Financial Statements for additional information on the prior year's restructuring charge. The decrease in profits is primarily attributable to lower fresh pork and processed meat profit margins and higher overhead costs in both the fresh and processed meat divisions. The LIFO (last in, first out) method of accounting for inventories had the effect after taxes of decreasing earnings for fiscal 1996 by approximately $8.9 million compared with an increase to earnings of approximately $1.3 million in fiscal 1995.

         Operating profits for the processed meat division were negatively impacted by increased overhead costs associated with the manufacturing facilities acquired as part of the Wilson acquisition, along with the start-up costs associated with the Ponca City facility. The profit margins experienced by the fresh pork division were lower during fiscal 1996 than the margins experienced by the Company in recent years due to adverse industry pricing conditions and inefficiencies at the Company's fresh pork plant. The fresh pork plant's inefficiencies were due in part to the operational difficulties encountered as a result of the complexities of the plant's operations and high rate of speed at which the plant operates. In response, the Company began assembling a new plant management team in September, 1995. While much work remains to be done at the plant, the new management team has improved the plant's revenues and reduced its costs of operations, bringing the plant closer to realizing the benefits that had been planned.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 31, 1996



         Net sales for fiscal 1996 increased by $238.5 million or 32.0%. Sales volume and average selling prices in the Company's processed meat operations increased by 34.2% and 11.8%, respectively. The Company's processed meat operations sales volume increased primarily as a result of the Wilson acquisition. The Company's fresh pork operation's net sales increased by 10.3%, due to an increase in average selling prices of 18.0%, offset in part by a decrease in sales tonnage of 6.5%. The increase in average selling prices was significantly less than the increase of approximately 25.7% in the cost of live hogs, the Company's primary raw material. The Company's fresh pork sales volume was down primarily due to the closing, during fiscal 1995, of the Company's Tri-Miller facility and to an increase in fresh pork being retained for use in the Company's processed meat operations.

         Cost of goods sold (including delivery costs) increased by $263.0 million in fiscal 1996, or 39.3%, as compared to fiscal 1995, principally as a result of the increase in sales volume related to the Wilson acquisition and as a result of the increased cost of live hogs referred to above. As a percentage of net sales, costs of goods sold increased from 89.8% in fiscal 1995 to 94.8% in fiscal 1996, primarily as a result of overhead costs associated with the integrated Wilson business and higher overhead costs associated with the recently completed Frederick facility renovation, additional costs associated with the Ponca City plant and lower margins in the Company's fresh pork division. Although the Company believes that the Frederick and Ponca City plants are now operating at acceptable levels, the Company is unable to predict at this time if or when industry fresh pork margins will return to more profitable levels.

         Selling expenses increased by $12.2 million in fiscal 1996, or 47.9%, as compared to fiscal 1995, principally as a result of the additional sales employees, sales offices, and promotional programs associated with the Wilson acquisition. As a percentage of net sales, selling expenses increased to 3.8% in fiscal 1996 from 3.4% in fiscal 1995, mainly due to the factors discussed above.

         General and administrative expenses increased $3.6 million in fiscal 1996, or 15.7%, as compared to fiscal 1995. The increase is primarily due to additional costs associated with the Wilson acquisition. As a percentage of net sales, general and administrative expenses decreased to 2.7% in fiscal 1996 from 3.1% in fiscal 1995.

         Interest expense increased $6.2 million in fiscal 1996, or 276.0%, as compared to fiscal 1995. The increase is attributable to the significant increase in long-term debt associated with the Wilson acquisition. In addition, borrowings under the Company's revolving credit agreement were significantly higher than prior year levels due to the Company's operating losses, and to capital requirements associated with the construction of the Ponca City plant.

         The provision for income taxes decreased by $15.8 million in fiscal 1996, primarily due to the decrease in pre- tax income from operations of $42.8 million to a pre-tax loss of $34.6 million from pre-tax income of $8.2 million in the comparable prior period, resulting from the factors discussed above.
The Company's effective tax rate decreased to (37.2%) in fiscal 1996 from 35.9% in fiscal 1995.

         Earnings per share of common stock decreased by $4.67 per share to a net loss of $3.76 per share in fiscal 1996, due to decreased profitability resulting from the factors discussed above.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 31, 1996



         Fiscal 1995 as Compared to Fiscal 1994
         --------------------------------------
         (52 week fiscal year compared to 52 week fiscal year)

         The Company's net income for fiscal 1995 decreased 62.7% to $5.3 million, as compared with net income of $14.1 million in fiscal 1994. The Company accrued a restructuring charge primarily related to the closing of the Company's Tri-Miller Packing facility in Hyrum, Utah. The restructuring charge negatively impacted net income by approximately $5.0 million. (See Note 12 to the Notes to the Consolidated Financial Statements for additional information on the restructuring charge). The LIFO (last-in, first-out) method of accounting for inventories had the effect after taxes of increasing earnings for fiscal 1995 and fiscal 1994 by $1,282,000 and $538,000, respectively.

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

         Net sales in fiscal 1995 decreased $27.6 million or 3.6%, as compared with fiscal 1994 levels. The decrease was due primarily to decreases of 7.2% and 8.3% in manufactured and fresh pork average selling prices, respectively. Offsetting the lower average selling prices were increases of 7.5% and .6% in manufactured and fresh pork tonnage shipped, respectively. The decrease in selling prices was the result of a decrease in raw material costs combined with increased competitive pressure on our manufactured products pricing structure. The increases in the manufactured products unit volume was the result of the continued emphasis on expanding the distribution of these products.

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

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 31, 1996





FINANCIAL CONDITION

         The Company's business is characterized by high unit sales volume and rapid turnover of inventories and accounts receivable. The demand for seasonal borrowings usually peaks in early December when ham inventories and accounts receivable are at their highest levels. These borrowings are generally repaid in January when the accounts receivable generated by the sales of these hams are collected.

         Concurrent with the Wilson acquisition, on May 30, 1995 the Company replaced its existing lines of credit with an $80 million unsecured revolving credit agreement with four financial institutions. The commitments under the revolving credit agreement expire on May 30, 1998. In early 1996, the Company obtained a temporary additional $20 million line of credit from the four participating institutions. At May 31, 1996, $5.3 million of the $100 million in aggregate credit lines was unused. The lines of credit bore interest at rates no higher than the prime rate. As part of the loan restructuring described below, the four financial institutions agreed to replace the temporary additional line of credit with a new seasonal line of credit expiring January 31, 1997. The Company uses the lines of credit to fund working capital needs.

         At May 31, 1996, the Company had outstanding balances on three separate issues of unsecured notes in private placements to institutional investors. The first outstanding issue, issued on April 1, 1994, was in the principal amount of $15,000,000 and bore interest at a fixed rate of 6.45% per annum. The principal on the first issue is due in equal annual installments of $1,666,666 beginning April 1, 1998, and ending April 1, 2005, with the remaining principal payable at maturity on April 26, 2006. The second outstanding issue, issued on October 1, 1994, was in the principal amount of $8,000,000 and bore interest at a fixed rate of 8.42% per annum. The principal on the second issue is due at maturity on October 1, 2003. Interest on the first two issues is payable semi-annually on the first day of April and October of each year. The third outstanding issue, issued on May 30, 1995, concurrent with the Wilson acquisition, was in the principal amount of $42,500,000 and bore interest at a fixed rate of 7.58% per annum. The principal on the third issue is due in annual installments of $6,071,429 beginning May 15, 1999, and ending May 15, 2004, with the remaining principal payable at maturity on May 15, 2005. Interest is payable semi-annually on the fifteenth day of May and November of each year.

         On May 31, 1996, the Company was in non-compliance with certain financial covenants relating to its unsecured revolving credit agreement, its private placement note agreements and a $5.5 million limited obligation revenue bond agreement. On September 11, 1996 the Company entered into agreements with the participating lenders to restructure the Company's revolving credit and note agreement facilities and the Company's limited obligation revenue bond agreement. As part of that restructuring, the lenders waived past non-compliances with financial covenants and covenants were modified on a going-forward basis. The following is a description of the significant changes in the terms of the Company's borrowing agreements:

         1. Under the revolving credit agreement the $80 million credit limit has been increased to $90 million and the interest under such agreement will be payable on a monthly basis at an interest rate equal to prime plus one quarter percent.

         2. The interest rate on the private placement note agreements has been increased by two percentage points and accrued interest is now required to be paid on a monthly basis.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 31, 1996




         3. A $20 million short-term line of credit has been provided, which expires on January 31, 1997, and bears interest at an interest rate equal to prime plus two percent and which is secured by a first lien on substantially all of the Company's assets.

         4. The Company has granted a second lien on substantially all of the Company's assets which is shared on a pro-rata basis by the $90 million revolving credit lenders, the $65.5 million private placement note lenders and the $5.5 million limited obligation lender.

         5. The Chairman of the Board of Directors of the Company, who is also a significant shareholder of the Company, has purchased approximately $3.0 million of the Company's newly-issued common stock from the Company at a price per share determined by the average closing price of the Company's common stock for the 20 trading days preceding the stock purchase. The proceeds of such stock purchase will be used for working capital needs.

         6. Under the agreements, the Company is obligated to pursue and obtain by April 30, 1997 a minimum of $15 million in subordinated debt financing through private placement. If such financing is obtained, of which there can be no assurance, the proceeds from the subordinated debt issue will be used to reduce the outstanding balance of the private placement notes, revolving credit notes and limited obligation revenue bonds.

         7. The agreements contain financial covenants with respect to consolidated net worth (as defined therein) and interest coverage. The Company is also required to achieve a prescribed level of consolidated earnings available for interest expense. In addition, among other things, the agreements limit borrowings, capital expenditures and investments, and do not allow the payment of cash dividends or repurchase of the Company's common stock.

         The Company's two other revenue bond agreements contain restrictive covenants that include the maintenance of a minimum level of consolidated net worth (as defined therein) and of certain financial ratios. At May 31, 1996, the Company was not in compliance with certain covenants contained in one of its other revenue bond agreements and the Company has obtained unconditional waivers of those violations from its lender through July 1, 1997.

         Cash used in operations in fiscal 1996 was $26.4 million compared with cash provided from operations of $21.7 million in fiscal 1995. In addition, the Company obtained $122.5 million from both the issuance of long-term notes and from borrowings under the Company's long-term revolving credit agreement. The Company also obtained a net $8.7 million under its short-term lines of credit. Cash available at the beginning of the year plus cash acquired from financing activities was used principally to fund the Wilson acquisition (assets acquired and the assumption of certain liabilities) of $64.6 million, to fund capital investments, exclusive of the Wilson acquisition, of $38.6 million, to pay down net long-term debt of $6.2 million, to pay down borrowings from officers of $1.3 million and to pay dividends of $.4 million.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 31, 1996



         With the opening of the Company's Ponca City plant during the second quarter, and some limited reconfiguring of some other facilities, the Company closed two of the acquired Wilson operating facilities. Notification of the plant closures was done in compliance with the federal Worker Adjustment and Retraining Notification ("WARN") Act. The Company is presently leasing one of the closed facilities and is actively marketing the other facility for sale. The Company does not expect the final disposition of these facilities to have a material adverse effect on its financial condition or results of operations.

         The Company anticipates net capital expenditures during fiscal 1997 of approximately $8.2 million, which will be used primarily to maintain and upgrade equipment in the ordinary course of business. Management intends to use funds provided from operations and borrowings under available lines of credit to finance its current operations.

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

         During calendar 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS No. 123 "Accounting for Stock-Based Compensation." Both SFAS 121 and 123 are effective for fiscal years commencing after December 15, 1995. The Company will adopt both SFAS No. 121 and 123 in the fiscal year beginning on June 1, 1996. The impact of these pronouncements is not expected to be material to the Company's financial position or results of operations. (See Note 1 to the Notes to the Consolidated Financial Statements for additional information on the new SFAS pronouncements).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         (Pages immediately following signature page)

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

         None.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 31, 1996



                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS
                 OF THE REGISTRANT

         Partially incorporated by reference pursuant to Rule 12b-23 from the Company's 1996 Proxy Statement furnished in connection with the Company's Annual Meeting of Shareholders to be held on October 28, 1996.

                        EXECUTIVE OFFICERS OF REGISTRANT

                                        Year First
                                          Became
               Name               Age    Officer                         Position
               ----               ---    -------                         --------
         Henry S Dorfman          74       1959      Chairman of the Board

         Joel Dorfman             45       1978      President and Chief Executive Officer

         Louis Glazier            47       1980      Executive Vice President Finance and Administration

         Keith Jahnke             42       1987      Executive Vice President Processed Meats

         Edward Boan              46       1987      Executive Vice President Pork and Human Resources

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

         Keith Jahnke has been Executive Vice President Processed Meats since May 1996. Mr. Jahnke also served as Executive Vice President Sales and Marketing for the Company from 1987 to May 1996.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 31, 1996



         Edward Boan became Vice President of Human Resources in 1985. In 1987, he also became General Manager and Vice President Fresh Pork. In 1991, Mr. Boan became Executive Vice President Pork and Human Resources.

ITEM 11.         EXECUTIVE COMPENSATION

         Incorporated by reference pursuant to Rule 12b-23 from the Company's 1996 Proxy Statement furnished in connection with the Company's Annual Meeting of Shareholders to be held on October 28, 1996.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference pursuant to Rule 12b-23 from the Company's 1996 Proxy Statement furnished in connection with the Company's Annual Meeting of Shareholders to be held on October 28, 1996.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED
                 TRANSACTIONS

         Incorporated by reference pursuant to Rule 12b-23 from the Company's 1996 Proxy Statement furnished in connection with the Company's Annual Meeting of Shareholders to be held on October 28, 1996.


                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                 AND REPORTS ON FORM 8-K

         14(a)(1) Financial Statements

                 Report of Independent Accountants
                 Consolidated Balance Sheets at May 31, 1996 and May 26, 1995 Consolidated Statements of Operations for the years ended
                     May 31, 1996, May 26, 1995 and May 27, 1994
                 Consolidated Statements of Shareholders' Equity for the years ended May 31, 1996, May 26, 1995 and May 27, 1994
                 Consolidated Statements of Cash Flows for the years ended
                     May 31, 1996, May 26, 1995, and May 27, 1994
                 Notes to Consolidated Financial Statements

                          Financial statements of subsidiaries of the Company
                 have been omitted because the Company is an operating company and all material subsidiaries are wholly-owned and are not indebted to any person other than the parent or the consolidated subsidiaries in an amount which is material to the total consolidated assets except indebtedness incurred in

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 31, 1996



                 the ordinary course of business which is not overdue and which matures within one year from the date of its creation.

         14(a)(2) Financial Statement Schedule

                 Report of Independent Accountants on Financial Statement Schedules (included in report of independent accountants on financial statements) of Coopers & Lybrand L.L.P.

                 II    -    Valuation and qualifying accounts and reserves for
                            the years ended May 31, 1996, May 26, 1995 and May
                            27, 1994

                          Schedules other than those referred to are omitted
                 for the reason that they are not required or are not applicable.

         14(a)(3) Exhibits

                 (3)(a) Restated Articles of Incorporation Exhibit (3)(a) is incorporated herein by reference to Exhibit 3.1 to the Company's Form 5-2 Registration Statement, Registration No. 33-43287.

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

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 31, 1996



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

                    (f) Note Agreement dated as of April 1, 1994 by and between the Company and Allstate Life Insurance Company relating to $15,000,000 principal amount 6.45% Senior Notes due April 21, 2006.

                                  Exhibit (10)(f) is incorporated herein by reference to Exhibit (10)(ee) to the Company's Annual Report on Form 10-K for the fiscal year ended May 27, 1994.

                    (g) Loan Agreement dated as of December 1, 1993 by and between Michigan Strategic Fund and the Company relating to $5,500,000 Adjustable Rate Demand Limited Obligation Revenue Bonds.

                                  Exhibit (10)(g) is incorporated herein by reference to Exhibit (10)(ff) to the Company's Annual Report on Form 10-K for the fiscal year ended May 27, 1994.

                    (h) Reimbursement Agreement dated as of December 1, 1993 by and between the Company and Old Kent Bank relating to $5,500,000 Adjustable Rate Demand Limited Obligation Revenue Bonds.

                                  Exhibit (10)(h) is incorporated herein by reference to Exhibit (10)(gg) to the Company's Annual Report on Form 10-K for the fiscal year ended May 27, 1994.

                    (i) Asset Purchase Agreement, dated as of April 29, 1995, by and among the Company and Doskocil Companies Incorporated and Wilson Foods Corporation, Concordia Foods Corporation, Dixie Foods Company and Shreveport Foods Company.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 31, 1996




                                  Exhibit (10)(i) is incorporated herein by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated May 30, 1995, as amended by its Form 8-K/A dated May 30, 1995.

                    (j) First Amendment to Asset Purchase Agreement, dated as of May 26, 1995, by and among the Company, Foodbrands America, Inc., successor by merger to Doskocil Companies Incorporated, Wilson Foods Corporation, Concordia Foods Corporation, Dixie Foods Company and Shreveport Foods Company.

                                  Exhibit (10)(j) is incorporated herein by reference to Exhibit 2.2 to the Company's Report on Form 8-K dated May 30, 1995, as amended by its Form 8-K/A dated May 30, 1995.

                    (k) Noncompete Agreement, dated May 30, 1995, by Foodbrands America, Inc., Wilson Foods Corporation, Concordia Foods Corporation, Dixie Foods Company and Shreveport Foods Company in favor of the Company.

                                  Exhibit (10)(k) is incorporated herein by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated May 30, 1995, as amended by its Form 8-K/A dated May 30, 1995.

                    (l) Supply Agreement, dated May 30, 1995, by and among Wilson Foods Corporation and Foodbrands America, Inc., Dixie Foods Company and the Company.

                                  Exhibit (10)(l) is incorporated herein by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated May 30, 1995, as amended by its Form 8-K/A dated May 30, 1995.

                    (m) Transition Service Agreement, dated May 30, 1995, by and between Foodbrands America, Inc. and the Company.

                                  Exhibit (10)(m) is incorporated herein by reference to Exhibit 10.3 to the Company's Report on Form 8-K dated May 30, 1995, as amended by its Form 8-K/A dated May 30, 1995.

                    (n) Credit Agreement, dated as of May 30, 1995, among Cooperatieve Centrale Raiffeisen- Boerenleen Bank B.A., Old Kent Bank, National City Bank, Harris Trust and Savings Bank and the Company.

                                  Exhibit 10(n) is incorporated herein by
                                  reference to Exhibit 10(s) to the Company's
                                  Annual Report on Form 10-K for the fiscal year ended May 26, 1995, as amended.

                    (o) Note Agreement, dated as of October 1, 1994, by and between the Company and Allstate Life Insurance Company relating to $8,000,000 principal amount 8.42% Senior Notes due October 1, 2003.

                                  Exhibit 10(o) is incorporated herein by
                                  reference to Exhibit 10(t) to the Company's
                                  Annual Report on Form 10-K for the fiscal year ended May 26, 1994, as amended.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 31, 1996



                    (p) Note Agreement, dated as of May 15, 1995, among the Company, Allstate Life Insurance Company, Principal Mutual Life Insurance Company and Great-West Life & Annuity Insurance Company.

                                  Exhibit 10(p) is incorporated herein by
                                  reference to Exhibit 10(u) to the Company's
                                  Annual Report on Form 10-K for the fiscal year ended May 26, 1994, as amended.

                    (q) Marketing and Management Agreement dated November 2, 1994 by and among Michigan Livestock Exchange, Indiana Livestock Exchange and the Company.

                                  Exhibit 10(q) is incorporated herein by
                                  reference to Exhibit 10(v) to the Company's
                                  Annual Report on Form 10-K for the fiscal year ended May 26, 1994, as amended.

                    (r) Amended and Restated Credit Agreement, dated as of September 11, 1996, among the Company, the lenders party thereto, and Cooperatieve Centrale Raiffeisen-Boerenleen Bank B.A., New York Branch, as agent for the lenders.

                    (s) Senior Secured Seasonal Line of Credit Agreement, dated as of September 11, 1996, among the Company, the lenders party thereto, and Cooperatieve Centrale Raiffeisen-Boerenleen Bank B.A., New York Branch, as agent for the lenders.

                    (t) Amendment Agreement, dated as of September 11, 1996, between the Company and Allstate Life Insurance Company relating to $15,000,000 principal amount note due April 21, 2006.

                    (u) Amendment Agreement, dated as of September 11, 1996, between the Company and Allstate Life Insurance Company relating to $8,000,000 principal amount note due October 1, 2003.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 31, 1996



                    (v) Amendment Agreement, dated as of September 11, 1996, among the Company, Allstate Life Insurance Company, Principal Mutual Life Insurance Company and Great-West Life & Annuity Insurance Company.

                    (w) Amendment to Reimbursement Agreement, dated as of September 11, 1996, between the Company and Old Kent Bank.

                    (x) Intercreditor Agreement, dated as of September 11, 1996 among Cooperatieve Centrale Raiffeisen-Boerenleen Bank B.A., New York Branch, as Credit Agent, Seasonal Agent and Collateral Agent, and the lenders party thereto, as acknowledged and agreed to by the Company and its subsidiaries.

                    (y) Security Agreement, dated as of September 11, 1996, among the Company, the subsidiaries of the Company party thereto, and Cooperatieve Centrale Raiffeisen-Boerenleen Bank B.A., New York Branch, as Collateral Agent and Credit Agent.

                 (21)       Subsidiaries of the registrant.

                 (23)       Consent of Coopers & Lybrand LLP.

                 (27)       Financial Data Schedule.

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thorn Apple Valley, Inc. and Subsidiaries as of May 31, 1996 and May 26, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.

Detroit, Michigan
August 26, 1996, except as to the information presented as a subsequent event in Note 6, for which the date is September 12, 1996

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                              May 31,                May 26,
                                                                                               1996                   1995
                                                                                            ------------          ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents                                                                 $  5,809,559          $  4,730,637
  Short-term investments                                                                         627,560               531,064
  Accounts receivable, net of
    allowance for doubtful accounts
    (1996,  $621,800; 1995, $789,100)                                                         62,371,990            40,083,861
  Inventories (Note 2)                                                                        56,263,210            44,800,792
  Refundable income taxes                                                                     11,490,330             1,366,231
  Deferred income taxes (Note 7)                                                               2,199,000             2,499,000
  Prepaid expenses and other current assets                                                    5,732,537             4,073,817
                                                                                            ------------          ------------
         Total current assets                                                                144,494,186            98,085,402
                                                                                            ------------          ------------
Property, plant and equipment:
  Land                                                                                         1,519,976             1,139,439
  Buildings and improvements                                                                  61,640,117            37,694,988
  Machinery and equipment                                                                    155,911,312           117,712,476
  Transportation equipment                                                                     7,498,075             7,529,516
  Property under capital leases                                                               10,301,819             7,428,634
  Construction in progress                                                                     4,475,987            22,206,233
                                                                                            ------------          ------------
                                                                                             241,347,286           193,711,286

      Less accumulated depreciation                                                           98,938,159            95,643,621
                                                                                            ------------          ------------
                                                                                             142,409,127            98,067,665
                                                                                            ------------          ------------
Other assets:
   Intangible assets, net of accumulated amortization of $839,300                             32,732,700
   Other                                                                                       5,980,190             8,143,298
                                                                                            ------------          ------------
      Total other assets                                                                      38,712,890             8,143,298
                                                                                            ------------          ------------

                                                                                            $325,616,203          $204,296,365
                                                                                            ============          ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                          $ 46,970,024          $ 32,474,150
  Notes payable, banks (Note 3)                                                               14,700,000             5,960,000
  Notes payable, officer (Note 4)                                                                121,366             1,415,241
  Accrued liabilities (Note 5)                                                                20,840,961            23,378,430
  Current portion of long-term debt (Note 6)                                                   2,818,444             3,100,310
                                                                                            ------------          ------------
        Total current liabilities                                                             85,450,795            66,328,131
                                                                                            ------------          ------------
Long-term debt (Note 6)                                                                      159,808,923            35,464,669
                                                                                            ------------          ------------
Deferred income taxes (Note 7)                                                                 3,631,000             3,908,000
                                                                                            ------------          ------------
Shareholders' equity:
  Preferred stock:  $1 par value; authorized 200,000 shares; issued none
  Common nonvoting stock:  $.10 par value; authorized 20,000,000 shares; issued none
  Common voting stock:  $.10 par value; authorized 20,000,000 shares; issued 5,786,129
    shares in 1996 and 5,770,647 shares in 1995                                                  578,613               577,065
  Capital in excess of par value                                                               7,011,361             6,771,071
  Retained earnings                                                                           69,135,511            91,247,429
                                                                                            ------------          ------------
                                                                                              76,725,485            98,595,565
                                                                                            ------------          ------------
                                                                                            $325,616,203          $204,296,365
                                                                                            ============          ============




                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Fiscal Years Ended
                                               ----------------------------------------------
                                                May 31,           May 26,          May 27,
                                                  1996             1995             1994
                                              -------------     ------------     ------------
Net sales                                     $ 983,084,427     $744,542,466     $772,098,333
                                              -------------     ------------     ------------
Operating costs and expenses:
  Cost of goods sold, including delivery costs  932,130,906      669,068,064      693,784,481
  Selling                                        37,533,477       25,377,029       24,155,852
  General and administrative                     26,515,629       22,911,735       22,339,197
  Depreciation and amortization                  15,378,777        9,830,100        8,262,515

  Restructuring charge (Note 12)                                   7,857,319
                                              -------------     ------------     ------------
                                              1,011,558,789      735,044,247      748,542,045
                                              -------------     ------------     ------------
Income (loss) from operations                   (28,474,362)       9,498,219       23,556,288
                                              -------------     ------------     ------------
Other expense (income):
  Interest, net                                   8,491,769        2,258,674        2,151,359
  Other, net                                     (2,408,387)        (960,341)        (895,444)
                                              -------------     ------------     ------------
                                                  6,083,382        1,298,333        1,255,915
                                              -------------     ------------     ------------
Income (loss) before income taxes               (34,557,744)       8,199,886       22,300,373
Provision (benefit) for income taxes (Note 7)   (12,850,000)       2,945,000        8,217,000
                                              -------------     ------------     ------------
Net income (loss)                              ($21,707,744)      $5,254,886      $14,083,373
                                              =============     ============     ============
Earnings (loss) per share of common stock            ($3.76)           $0.91            $2.40
                                              =============     ============     ============

                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                           Common Stock         Capital in
                                                      ---------------------     Excess of      Retained
                                                       Shares       Amount      Par Value      Earnings
                                                      ---------    --------    ----------    -----------
Balance, May 28, 1993                                 5,920,106    $592,011    $7,405,250    $78,311,895

Net income                                                                                    14,083,373

Cash dividends, $.27 per share                                                                (1,584,003)

Exercise of stock options including

  related tax benefits (Note 8)                           9,500         950       133,039

Purchase and retirement of common stock                (126,533)    (12,654)   (2,759,791)
                                                      ---------    --------    ----------    -----------
Balance, May 27, 1994                                 5,803,073     580,307     4,778,498     90,811,265

Net income                                                                                     5,254,886

Cash dividends, $.28 per share                                                                (1,610,575)

Exercise of stock options including related tax
  benefits and other stock plans (Note 8)               104,645      10,465     2,161,423

Purchase and retirement of common stock                (137,071)    (13,707)     (168,850)    (3,208,147)
                                                      ---------    --------    ----------    -----------
Balance, May 26, 1995                                 5,770,647     577,065     6,771,071     91,247,429


Net loss                                                                                     (21,707,744)

Cash dividends, $.07 per share                                                                  (404,174)

Shares issued under employee stock purchase
  plan                                                   15,482       1,548       240,290
                                                      ---------    --------    ----------    -----------
Balance, May 31, 1996                                 5,786,129    $578,613    $7,011,361    $69,135,511
                                                      =========    ========    ==========    ===========



                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Fiscal Years Ended
                                                                          -----------------------------------------------------
                                                                             May 31,             May 26,              May 27,
                                                                              1996                 1995                 1994
                                                                          ------------          ----------          -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $(21,707,744)         $5,254,886          $14,083,373
                                                                          ------------          ----------          -----------
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
   Depreciation                                                             14,539,477           9,830,100            8,262,515
   Restructuring charge                                                                          6,915,646
   Amortization of intangibles                                                 839,300
   Deferred income taxes                                                        23,000             353,000              656,000
   (Gain) loss on disposition of property, plant and equipment                  13,568             (15,451)                (813)
   Provision for losses on accounts receivable                                 133,951              57,300             (100,500)
   Gain on sale of long-term investments                                      (627,802)
 (INCREASE) DECREASE IN ASSETS:
   Accounts receivable                                                     (12,724,100)          4,049,338           (6,800,467)
   Inventories                                                              (2,949,079)         (1,020,608)          (5,610,119)
   Refundable income taxes                                                 (10,124,099)         (1,366,231)             528,574
   Prepaid expenses and other assets                                        (2,404,887)         (2,425,749)            (362,919)
 INCREASE (DECREASE) IN LIABILITIES:
   Accounts payable                                                         14,495,874          (1,496,234)           7,289,671
   Accrued liabilities                                                      (5,957,251)          2,094,826            3,452,205
   Income taxes payable                                                                           (526,722)             526,722
                                                                          ------------          ----------          -----------
   Total adjustments                                                        (4,742,048)         16,449,215            7,840,869
                                                                          ------------          ----------          -----------
   Net cash provided by (used in) operating activities                     (26,449,792)         21,704,101           21,924,242
                                                                          ------------          ----------          -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for acquisition of Wilson, net of cash acquired (Note 11)       (64,630,873)
   Proceeds from sale of long-term investments                               4,484,005
   Proceeds from sale of property, plant and equipment                       2,712,129             412,926            2,311,269
   Capital expenditures                                                    (38,604,784)        (43,367,769)         (30,197,956)
                                                                          ------------          ----------          -----------
  Net cash used in investing activities                                    (96,039,523)        (42,954,843)         (27,886,687)
                                                                          ------------          ----------          -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                            122,500,000           8,000,000           20,500,000
   Principal payments on long-term debt                                     (6,215,552)         (2,008,117)          (1,940,256)
   Net borrowings under lines of credit                                      8,740,000           5,960,000
   Net borrowings from (payments to) officers                               (1,293,875)           (582,788)             387,406
   Dividends paid                                                             (404,174)         (1,610,575)          (1,584,003)
   Proceeds from employee stock purchase plan                                  241,838
   Purchase and retirement of common stock                                                      (3,390,704)          (2,772,445)
   Proceeds from stock options exercised including related
     tax benefits                                                                                2,171,888              133,989
                                                                          ------------          ----------          -----------
   Net cash provided by financing activities                               123,568,237           8,539,704           14,724,691
                                                                          ------------          ----------          -----------
   Net increase (decrease) in cash                                           1,078,922         (12,711,038)           8,762,246

   Cash and cash equivalents, beginning of year                              4,730,637          17,441,675            8,679,429
                                                                          ------------          ----------          -----------
   Cash and cash equivalents, end of year                                 $  5,809,559          $4,730,637          $17,441,675
                                                                          ============          ==========          ===========
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest, net of amounts capitalized                                $ 10,877,142          $4,003,000          $ 2,336,000
                                                                          ============          ==========          ===========
      Income taxes paid  (refunded), net                                  $ (2,858,701)         $3,991,000          $ 6,207,000
                                                                          ============          ==========          ===========
  Noncash investing activities:
     Capital lease obligations                                            $    256,852          $2,935,020          $   895,578
                                                                          ============          ==========          ===========
ACQUISITION:
   The Company purchased substantially all of the assets of Wilson (Note 11)
   In conjunction with the acquisition, liabilities were assumed as follows:
     Fair value of assets acquired                                        $ 75,571,743
     Cash paid                                                             (64,630,873)
                                                                          ------------
     Liabilities assumed                                                  $ 10,940,870
                                                                          ============

                See notes to consolidated financial statements.

                  THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED MAY 31, 1996, MAY 26, 1995 AND MAY 27, 1994


1.       Summary of significant accounting policies:


         Nature of operations:

                 The Company is engaged in the manufacture and sale of bacon, hot dogs, lunch meats, hams, smoked sausage and turkey products, as well as the slaughtering of hogs and the sale of related fresh meat products. The Company sells its products principally to wholesalers, supermarkets and other manufacturers throughout the United States and in selected international markets.


         Principles of consolidation:

                 The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Use of estimates:

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

         Inventories:

                 Substantially all inventories are stated at the lower of
                          last-in, first-out ("LIFO") cost or market.


         Property, plant and equipment:

                 Property, plant and equipment are stated at cost.  Upon
                          retirement or disposal of property, plant and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in other income. Depreciation is computed for financial reporting purposes generally on the straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is charged against results of operations as incurred. Inactive assets held for sale are recorded at the lower of net book value (cost less accumulated depreciation) or net realizable value. The Company capitalized interest incurred on debt during the course of major projects which approximated $1,092,000 and $1,048,000 during fiscal 1996 and
                          1995, respectively.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            YEARS ENDED MAY 31, 1996, MAY 26, 1995 AND MAY 27, 1994




1.       Summary of significant accounting policies (continued):

         Intangible assets:

                 The Company's intangible assets consist of trademarks and
                          tradenames and are amortized on a straight- line basis over their estimated useful lives determined, to be 40 years. Intangible assets are periodically reviewed for impairment based on an assessment of future operations.

         Impairment of long-lived assets:

                 In March 1995, the Financial Accounting Standards Board issued
                          SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that carrying values of long-lived assets and certain identifiable intangible assets be evaluated based on the future (undiscounted and without interest charges) cash flows expected to be realized from the use of the asset and its eventual disposition. If the sum of the expected future cash flows from an asset is less than the carrying value, an impairment loss must be recognized. SFAS No. 121 is effective for fiscal years commencing after December 15, 1995. The Company will adopt SFAS No. 121 in the fiscal year beginning on June 1, 1996, the impact is not expected to be material to the Company's financial position or results of operations.

         Commodity options and forward contracts:

                 The Company has a variety of commodity option and forward
                          contracts. Realized gains and losses are recognized currently in income and expenses. The Company utilizes price risk management activities and hedging procedures in an effort to minimize the potential adverse effects from raw material market price level changes. Risk management and hedging activities are often utilized with forward sales contracting, with forward raw material procurement and with margin management. Hedging approaches are typically used to protect margins on forward sales obligations and for freezer inventories. The majority of the Company's finished product sales are not hedged as they are manufactured from raw material procured from current production.

         Earnings per share of common stock:

                 Earnings per share of common stock are based on the weighted average number of common shares outstanding during each year. The weighted average number of shares for 1996, 1995 and 1994 were 5,778,559, 5,754,726 and
                          5,877,789, respectively.

                 The potential dilution from shares issuable under employee stock option plans is excluded from the computation of the weighted average number of common shares outstanding since it is not material.

         Accounting for stock-based compensation:

                 In October 1995, the Financial Accounting Standards Board
                          issued SFAS No. 123, "Accounting for Stock- Based Compensation." The Statement requires the Company either to recognize an expense for stock compensation in the financial statements using a fair-value-based method or to continue to measure compensation expense using the intrinsic value method prescribed in Accounting Principles Board Opinion("APBO") No. 25, "Accounting for Stock Issued to Employees," with additional pro forma footnote disclosure regarding the impact on net earnings and net earnings per share as if the fair-value-based method of accounting had been applied. SFAS No. 123 is effective for fiscal years commencing after December 15, 1995. The Company will adopt SFAS No. 123 in the fiscal year beginning June 1, 1996.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            YEARS ENDED MAY 31, 1996, MAY 26, 1995 AND MAY 27, 1994


1.       Summary of significant accounting policies (continued):

         Fiscal year:

                 The Company's fiscal year is reported on a 52/53-week period which ends on the last Friday in May. Fiscal year ended May 31, 1996 is a 53-week period. Fiscal years ended May 26, 1995 and May 27, 1994 are for 52-week periods.

         Reclassifications:

                 Certain amounts from prior years have been reclassified to conform with the current year presentations.

 2.      Inventories:

                                                                                   1996                      1995
                                                                              ------------               -----------
                                          At lower of cost or market:
                                           Supplies                            $ 9,559,537                $ 6,824,152
                                           Raw materials                        23,518,145                 11,389,564
                                           Work in process                       3,588,512                  4,914,163
                                           Finished goods                       36,281,016                 24,622,913
                                                                               -----------                -----------
                                                                                72,947,210                 47,750,792

                                          Less LIFO reserve                     16,684,000                  2,950,000
                                                                               -----------               ------------

                                                                               $56,263,210                $44,800,792
                                                                               ===========                ===========


         The LIFO method of accounting for inventories had the effect
                (after income taxes) of decreasing net income by approximately $8,927,000 ($1.54 per share) for the year ended May 31, 1996 and increasing net income by approximately $1,282,000 ($.22 per share) and $538,000 ($.09 per share) for the years ended May 26, 1995 and May 27, 1994, respectively.

3.       Lines of credit and short-term borrowings:

         At May 31, 1996, the Company had $20 million in temporary unsecured lines of credit with four participating banks, of which $5,300,000 was unused. The temporary, short-term lines, with interest at the prime rate of 8.25% at May 31, 1996, were used to fund working capital needs and were set to expire on May 31, 1996, however, the financial institutions have agreed as part of the debt amendments to replace these short-term lines with a new seasonal line of credit expiring January 31, 1997 (see Note 6 for further discussion of long-term debt amendments).

4.       Notes payable, officer, and other related party transactions:

         Notes payable, officer, are due on demand, with interest payable monthly at approximately 1 percent below the prime rate. Interest expense on the notes payable, officer, amounted to approximately $76,600, $226,400 and $150,600 for the years ended 1996, 1995 and 1994, respectively.

         Accounts receivable include a noninterest-bearing note receivable from a trust that has purchased life insurance policies for certain officers and other employees. The balance of the note was approximately $804,000 and $1,700,000 at May 31, 1996 and May 26, 1995, respectively.

         The Company leased its previous sales division office building from entities controlled by certain officers/shareholders of the Company. During 1996, 1995 and 1994, the Company paid rent of approximately $165,500, $174,600 and $174,600, respectively, for the use of this location.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            YEARS ENDED MAY 31, 1996, MAY 26, 1995 AND MAY 27, 1994


4.       Notes payable, officer, and other related party transactions
         (continued):

         The Company maintains inventory at a freezer warehouse that is 75 percent owned by an officer and director of the Company. Storage and handling expenses paid to this freezer warehouse amounted to approximately $2,076,000, $2,311,000 and $1,071,000 for the years ended 1996, 1995 and 1994, respectively. Additionally, the Company rents a portion of the freezer warehouse for use as a distribution center. Currently, the Company is operating under a one year lease option that expires in January 1997. Freezer warehouse rent expense amounted to $882,000 for the years ended 1996, 1995 and 1994.

5.       Accrued liabilities:

         Included within accrued liabilities are employee benefits representing self insured programs of $4,588,849 and $3,842,068 at May 31, 1996 and May 26, 1995, respectively.

6.       Long-term debt:

           Long-term debt consists of the following:

                                                                                        1996                  1995
                                                                                    ------------           -----------
          A.   Revolving credit agreement                                            $80,000,000
          B.   Private placements notes                                               65,500,000           $23,000,000
          C.   Revenue bonds                                                          10,629,449             9,785,733
          D.   Obligations under capital leases                                        5,143,814             4,096,304
          E.   Other note                                                              1,354,104             1,682,942
                                                                                    ------------           -----------
                                                                                     162,627,367            38,564,979
                  Less current portion                                                 2,818,444             3,100,310
                                                                                    ------------           -----------
                                                                                    $159,808,923           $35,464,669
                                                                                    ============           ===========

A.       The unsecured revolving credit agreement is with four financial institutions at variable interest rates no higher than the prime rate or its equivalent. The commitments under the revolving credit agreement expire on May 30, 1998, but may be extended annually for successive one-year periods with the consent of the financial institutions. The commitment fee on the unused portion of the facility is .25 percent per annum. The weighted average interest rate at May 31, 1996 was 6.60 percent.

B.       At May 31, 1996, the outstanding balance consisted of three separate issues of unsecured notes in private placements to institutional investors. The first outstanding issue, issued on April 1, 1994, was in the principal amount of $15,000,000 and bore interest at a fixed rate of 6.45 percent per annum. The principal on the first issue is due in equal annual installments of $1,666,666 beginning April 1, 1998, and ending April 1, 2005, with the remaining principal payable at maturity on April 26, 2006. The second outstanding issue, issued on October 1, 1994, was in the principal amount of $8,000,000 and bore interest at a fixed rate of 8.42 percent per annum. The principal on the second issue is due at maturity on October 1, 2003. Interest on the first two issues is payable semi-annually on the first day of April and October of each year. The third outstanding issue, issued on May 30, 1995, was in the principal amount of $42,500,000, and bore interest at a fixed rate of 7.58 percent per annum. The principal on the third issue is due in annual installments of $6,071,429 beginning May 15, 1999, and ending May 15, 2004, with the remaining principal payable at maturity on May 15, 2005. Interest is payable semi-annually on the fifteenth day of May and November of each year.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            YEARS ENDED MAY 31, 1996, MAY 26, 1995 AND MAY 27, 1994



6.       Long-term debt (continued):

         C. At May 31, 1996, the outstanding principal balance of the revenue bonds consisted of three separate bond issues. The first outstanding issue, referred to as the industrial revenue bond, is at $2,550,000 with varying quarterly principal payments due July 1, 1996 through January 1, 2000, and quarterly interest at
                81.1042 percent of the current prime rate (at May 31, 1996 the interest rate was 6.69 percent).

             The second outstanding issue, which is referred to as the limited obligation revenue bond, is at $5,500,000 with monthly interest payments at a variable rate and the principal due at maturity on December 1, 2005. The variable rate of interest paid on the second issue during the month of May 1996, averaged 4.21 percent.

             The third outstanding issue referred to as the economic
                development revenue bond, is at $2,579,449 with varying monthly principal and interest at 6 percent per annum through maturity on June 30, 2000.

             The first and third issues are collateralized by property, plant and equipment, while the second bond issue is collateralized by a $5,600,000 letter of credit.

         D. The obligations under capital leases are at fixed interest rates ranging from 5.5 percent to 11 percent and are collateralized by property, plant and equipment.


                   Property under capital leases consists of the following:

                                                                                          1996                1995
                                                                                     ------------         ------------
                      Machinery and equipment                                         $10,301,819           $7,428,634
                         Less accumulated amortization                                  3,408,120            2,752,543
                                                                                      -----------           ----------
                                                                                      $ 6,893,699           $4,676,091
                                                                                      ===========           ==========

    Future minimum rentals for property under capital leases are as follows:

                 Year Ending                                                                        Amount
                 -----------                                                                      ----------
                 1997                                                                             $1,768,780
                 1998                                                                              1,684,065
                 1999                                                                              1,601,654
                 2000                                                                                647,424
                 2001                                                                                161,811
                                                                                                  ----------
                 Total minimum lease obligation                                                    5,863,734
                    Less interest                                                                    719,920
                                                                                                  ----------
                 Present value of total minimum lease obligation                                  $5,143,814
                                                                                                  ==========

         E. The note is secured by a second lien on certain property, plant and equipment. Principal and interest are due quarterly through the date of maturity on September 13, 2000. The interest is at a fixed rate of 7 percent per annum.

The aggregate maturities of long-term debt (excluding obligations under capital leases) during the five years subsequent to May 31, 1996 are: 1997, $1,390,889, 1998, $3,222,871, 1999, $83,331,020, 2000, $3,242,973, and 2001,
   $1,962,465.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            YEARS ENDED MAY 31, 1996, MAY 26, 1995 AND MAY 27, 1994



6.  Long-term debt (continued):

    The fair value of the Company's long-term debt approximates the carrying amount based on the current rates offered to the Company on similar debt.

    Subsequent event-long-term debt amendments:

    On May 31, 1996, the Company was in non-compliance with certain financial covenants relating to its unsecured revolving credit agreement, its private placement note agreements and a $5.5 million limited obligation revenue bond agreement. On September 11, 1996 the Company entered into agreements with the participating lenders to restructure the Company's revolving credit and note agreement facilities and the Company's limited obligation revenue bond agreement. As part of that restructuring, the lenders waived past non-compliances with financial covenants and covenants were modified on a going-forward basis. The following is a description of the significant changes in the terms of the Company's borrowing agreements:

              1. Under the revolving credit agreement the $80 million credit limit has been increased to $90 million and the interest under such agreement will be payable on a monthly basis at an interest rate equal to prime plus one quarter percent.

              2. The interest rate on the private placement note agreements has been increased by two percentage points and accrued interest is now required to be paid on a monthly basis.

              3. A $20 million short-term line of credit has been provided, which expires on January 31, 1997, and bears interest at an interest rate equal to prime plus two percent and which is secured by a first lien on substantially all of the Company's assets.

              4. The Company has granted a second lien on substantially all of the Company's assets which is shared on a pro-rata basis by the $90 million revolving credit lenders, the $65.5 million private placement note lenders and the $5.5 million limited obligation lender.

              5. The Chairman of the Board of Directors of the Company, who is also a significant shareholder of the Company, has purchased approximately $3.0 million of the Company's newly-issued common stock from the Company at a price per share determined by the average closing price of the Company's common stock for the 20 trading days preceding the stock purchase. The proceeds of such stock purchase will be used for working capital needs.

              6. Under the agreements, the Company is obligated to pursue and obtain by April 30, 1997 a minimum of $15 million in subordinated debt financing through private placement. If such financing is obtained, of which there can be no assurance, the proceeds from the subordinated debt issue will be used to reduce the outstanding balance of the private placement notes, revolving credit notes and limited obligation revenue bonds.

              7. The agreements contain financial covenants with respect to consolidated net worth (as defined therein) and interest coverage. The Company is also required to achieve a prescribed level of consolidated earnings available for interest expense. In addition, among other things, the agreements limit borrowings, capital expenditures and investments, and do not allow the payment of cash dividends or repurchase of the Company's common stock.

    The Company's two other revenue bond agreements contain restrictive covenants that include the maintenance of a minimum level of consolidated net worth (as defined therein) and of certain financial ratios. At May 31, 1996, the Company was not in compliance with certain covenants contained in one of its other revenue bond agreements and the Company has obtained unconditional waivers of those violations from its lender through July 1, 1997.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            YEARS ENDED MAY 31, 1996, MAY 26, 1995 AND MAY 27, 1994


 7. Income taxes:

    The Company's provision (benefit) for income taxes was as follows:

                                                                   1996              1995             1994
                                                              ------------        ----------       ----------
            Currently payable (benefit):
              Federal                                         $(9,939,000)        $2,259,000       $6,874,000
              State and local                                                        333,000          638,000
                                                              ------------        ----------       ----------
              Total currently payable (benefit)                (9,939,000)         2,592,000        7,512,000
            Deferred:
              Federal and state                                 (2,911,000)          353,000          705,000
                                                              ------------        ----------       ----------

              Total provision                                 $(12,850,000)       $2,945,000       $8,217,000
                                                              ============        ==========       ==========

    Deferred income taxes reflect the estimated future tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of deferred income tax assets and liabilities as of May 31, 1996 and May 26, 1995 are as follows:

                                                    1996                                               1995
                                       ----------------------------------                ---------------------------------
                                      Deferred Tax           Deferred Tax               Deferred Tax          Deferred Tax
                                         Assets               Liabilities                  Assets              Liabilities
                                       ----------             -----------                ----------            ----------
     Depreciation                                              $5,799,195                                      $3,449,100
     Employee benefit plans            $1,720,818                                        $1,440,776
     Bad debt expense                     234,635                                           297,373
     Capital leases                                               214,970                                         183,794
     Restructuring charge                                                                   916,901
     Estimated  losses on assets
     held for disposal                    375,000
     Amortization of intangibles                                  524,563
     Credit carryforward                3,169,895
     All other                             39,512                 433,132                    33,062               464,218
                                       ----------             -----------                ----------            ----------

       Total deferred taxes            $5,539,860             $ 6,971,860                $2,688,112            $4,097,112
                                       ==========             ===========                ==========            ==========

    A reconciliation of the provision for income taxes is shown below:

                                                     1996                         1995                         1994
                                          ------------------------        -------------------          --------------------
                                             Amount            %             Amount        %             Amount          %
                                          ------------       -----        ----------       --          ----------        --
Federal income tax (benefit)
  at statutory rate                       $(12,095,000)        (35)       $2,870,000       35          $7,805,000        35


 State and local income taxes, net
  of federal income tax benefit                                              232,000        3             445,000         2
Lower tax rate attributable to
  foreign sales corporation                   (110,000)                     (138,000)      (2)           (202,000)       (1)
Utilization of tax credits                    (873,000)       (2.5)
Other                                          228,000                       (19,000)                     169,000         1
                                          ------------       -----        ----------       --          ----------        --
                                          $(12,850,000)      (37.5)       $2,945,000       36          $8,217,000        37
                                          ============       =====        ==========       ==          ==========        ==

    The credit carryforward of $3,169,895, for which the tax benefit has been recognized, consists of general business credits of $1,552,729, which expire between the years 2008 and 2011, and alternative minimum tax credit carryforwards of $1,617,166, which can be carried forward indefinitely.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            YEARS ENDED MAY 31, 1996, MAY 26, 1995 AND MAY 27, 1994


 8. Stock option plans:

    The Company's 1990 Employee Stock Option Plan authorizes the Company's
      Stock Option Committee to grant options for up to 787,500 shares of the Company's common stock to present or prospective employees. At May 31, 1996, 505,300 options were granted but not exercised and 213,000 shares remain to be granted under the 1990 Plan. At May 31, 1996, there were 141,000 options granted but not exercised under the 1982 Employee Stock Option Plan. The Company's Stock Option Committee may designate any requirements regarding option price, waiting period or an exercise date for options granted under the Plans, except that incentive stock options may not be exercised at less than the fair market value of the stock on the date of grant, and no option may remain outstanding for more than 10 years.

    The following is a summary of options granted under the Plans:



                                       1996                             1995                             1994
                             -------------------------       ----------------------------      -------------------------
                                            Option                            Option                          Option
                             Shares         Price             Shares           Price           Shares         Price
                             ------    ---------------       --------     ---------------      ------    ---------------
Balance, beginning            484,550  $ 2.56 - $26.00        465,000     $ 2.56 - $23.00      315,000   $ 2.56 - $23.00
Exercised                                                    (100,200)    $ 2.56 - $26.00       (9,500)  $ 2.56 - $17.00

Canceled or terminated        (33,750) $17.00 - $26.00        (50,750)    $17.00 - $26.00

Granted                       195,500      $17.00             170,500        $26.00            159,500       $17.00
                              -------                         -------                          -------
Balance, ending               646,300  $ 2.56 - $26.00        484,550     $ 2.56 - $26.00      465,000   $ 2.56 - $23.00
                              =======                         =======                          =======


    At May 31, 1996, there were 11 participants in the 1982 Employee Stock
      Option Plan and 30 participants in the 1990 Employee Stock Option Plan.


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


    Net periodic pension cost for 1996, 1995 and 1994 includes the following benefit and cost components:

                                                 1996               1995                 1994
                                              ---------           --------             --------
       Service cost                           $ 346,101           $332,840             $320,182
       Interest cost                            711,024            645,329              597,299
       Actual return on plan assets          (1,474,259)          (885,195)            (282,059)
       Net amortization and deferral            738,998            250,402             (328,786)
                                              ---------           --------             --------
       Net periodic pension cost              $ 321,864           $343,376             $306,636
                                              =========           ========             ========

    As of May 31, 1996 and May 26, 1995, the funded status of the defined benefit plans, using the actuarial present value of the benefit obligation, is as follows:

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            YEARS ENDED MAY 31, 1996, MAY 26, 1995 AND MAY 27, 1994



 9. Pension plans (continued):

                                                                                    1996                        1995
                                                                                 ----------                  ----------
              Vested benefit obligation                                          $9,209,690                  $8,338,358
              Projected and accumulated
                benefit obligation                                               $9,750,990                  $8,863,460
              Plan assets at fair value                                          10,367,441                   8,627,451
                                                                                 ----------                  ----------
              Projected benefit obligation
                (less than) greater than assets                                    (616,451)                    236,009
              Unrecognized net gain (loss)                                          186,085                    (365,170)
              Unrecognized net transition asset                                     204,515                     232,326
              Unrecognized prior service cost                                       (46,993)                    (51,592)
                                                                                 ----------                  ----------
              (Prepaid) accrued pension cost                                     $ (272,844)                 $   51,573
                                                                                 ==========                  ==========

    Actuarial assumptions used for 1996, 1995 and 1994 are:


                Discount rate     8%
                Expected rate of return on plan assets      8%

    The Company also makes contributions to union-sponsored, multi-employer plans in accordance with negotiated labor contracts. Information on the actuarial present value of accumulated plan benefits and net assets available for benefits relating to these plans is not available. Contributions to all such plans were approximately $206,000, $207,000 and $169,000 in 1996, 1995 and 1994, respectively.

10. Commitments:

    Operating leases:

    The Company leases transportation, manufacturing equipment and office space under several operating leases expiring through 2005. The majority of the leases contain purchase options at stated amounts or fair market value. The Company also leases various office space, as well as freezer storage space at a freezer warehouse (Note 4). Rent expense under all operating leases amounted to approximately $8,203,000, $6,817,000 and $5,338,000 for the years ended 1996, 1995 and 1994, respectively. Total future minimum rentals under noncancelable operating leases as of May 31, 1996, including those discussed in Note 4, are:

            Year Ending                                       Amount
            -----------                                      --------
               1997                                          $7,643,000
               1998                                           6,061,000
               1999                                           4,450,000
               2000                                           2,018,000
               2001                                             800,000
               Thereafter                                     2,239,000

    Letters of credit:

    At May 31, 1996, the Company had outstanding letters of credit totaling approximately $8,040,000 which serve as collateral for an industrial revenue bond issue, as discussed in Note 6, and various self-insured agreements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            YEARS ENDED MAY 31, 1996, MAY 26, 1995 AND MAY 27, 1994



10. Commitments (continued):

    Purchase and management agreement:

    In November, 1994 the Company entered into a 10-year agreement with Michigan Livestock Exchange ("MLE"). Under the terms of the agreement, MLE has agreed to manage and operate the Company's hog buying stations and to provide the Company with hogs in accordance with the Company's quantity and quality specifications at MLE's hog costs plus certain operating expenses. The MLE supplied approximately 65% of the total hogs purchased by the Company in fiscal 1996. In consideration the Company will pay MLE $83,333 per month as a facilities use and management fee.
      In accordance with the agreement, the Company has purchased $2.0 million of preferred stock of MLE that pays a 6 percent dividend. The Company has classified the investment in MLE in other long-term assets on its consolidated balance sheet.


    Ham purchase and production agreement:

    In connection with the Wilson acquisition (see Note 11 to the Notes to the Consolidated Financial Statements for further discussion related to the acquisition), the Company assumed a production agreement (the "Production Agreement") with a major meat packing company (the "Producer"). Pursuant to the Production Agreement, the Producer constructed a ham production facility and the Company furnished all of the production equipment to be used in such facility. In addition, the Producer is obligated to produce at such facility, on an exclusive basis, all boneless ham products which the Company may require. In return, the Company has agreed to pay and/or reimburse the Producer for all operating and fixed costs incurred at the facility and to pay the Producer a fee of approximately $1,375,000 per year during the term of the agreement and any extensions thereof. The Production Agreement has an initial term (the "Initial Term") expiring on June 6, 2001 and may be renewed by the Company for up to five successive three year terms (the "Option Periods"). If the Company fails to renew the Production Agreement for each of the five Option Periods, or if the Company terminates or breaches the Production Agreement, the Company will be obligated to pay the $1,375,000 annual fee for the remainder of the Initial Term, if any, and an annual payment of approximately $408,000 for each remaining year of the five Option Periods. In such event, the Producer must use its best efforts to utilize the vacated facility to mitigate costs to the Company.

    In addition to the Production Agreement, the Company has also assumed a supply agreement with the Producer. The Company has agreed to purchase and the Producer has agreed to supply 400,000 pounds of boneless ham muscles on a weekly basis at a pricing formula equal to or more favorable than prices obtainable from other competitive suppliers. The term of such supply agreement runs concurrent with the term of the Production Agreement described above.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            YEARS ENDED MAY 31, 1996, MAY 26, 1995 AND MAY 27, 1994



11. Acquisition:

    On May 30, 1995, the Company purchased certain assets from Foodbrands
      America, Inc. and its subsidiaries ("Foodbrands"). The Company acquired substantially all of Foodbrands' Retail Division ("Wilson") assets used by Wilson in its business of producing and marketing retail meat products. The aggregate purchase price for the assets acquired and the assumption of certain liabilities was approximately $64.6 million. During the next five years, Foodbrands has the right to receive from the Company up to an additional $10 million in accordance with what is being referred to as an Earnout Agreement, in the event of increases in the market price of the Company's common stock. During fiscal 1996, no amount was paid to Foodbrands under the Earnout Agreement. The acquisition has been accounted for by the purchase method. The acquired assets included three manufacturing facilities, machinery and equipment, current assets, certain trademarks and tradenames. The tradename and trademarks acquired will be amortized to expense over their estimated useful lives, determined to be 40 years. The results of operations of the Company for the 53 week period ending May 31, 1996 reflect a full year of operation related to the acquired Wilson assets.


    The following unaudited, pro forma, condensed, combined financial information assumes the acquisition occurred at the beginning of fiscal 1995. The results do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of fiscal 1995, or of the results which may occur in the future.

                                                                             Fiscal Year Ended
                                                                               May 26, 1995
                 (In thousands, except per share data)                          (Unaudited)
                 -------------------------------------                       -----------------
                 Net sales                                                         $965,780
                 Income from operations                                             $11,192
                 Net income                                                          $2,377
                 Earnings per share                                                   $0.41



12. Restructuring charges:

    During the fourth quarter of fiscal 1995, the Company recorded a one-time, pre-tax restructuring charge to operations of $7.9 million. The Company closed its Tri-Miller Packing facility in Hyrum, Utah, in an effort to eliminate duplicate facilities and excess personnel. The closing reduced ongoing manufacturing costs and was made possible by the expansion of the Company's Grand Rapids, Michigan, facility. Under the restructuring plan, the Company identified approximately 400 employees, both production and management, that were terminated. The shut down of this facility was substantially completed by the end of May 1995. The restructuring charge included $5.5 million related to the write-down of plant and equipment that were sold. Another $1.4 million included other costs related to shutdown of the Tri-Miller facility, which also included employee severance payments. The remaining $1.0 million related to the write-down of real property and equipment to estimated realizable value associated with the relocation to a new corporate headquarters building and of the Company's spiral sliced ham operation to the newly constructed production facility in Ponca City, Oklahoma.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 31, 1996


                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 13, 1996.

                                        THORN APPLE VALLEY, INC.
                                        (Registrant)


                                        By: /s/ Louis Glazier
                                            ----------------------------------
                                            Louis Glazier
                                            Executive Vice President
                                                Finance and Administration

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 13, 1996.

Signature                                       Capacity
---------                                       --------
                                                Director
-----------------------------------------------
                John C. Canepa


                /s/ Henry S Dorfman             Director
-----------------------------------------------
                Henry S Dorfman



                /s/ Joel Dorfman                President and Director
----------------------------------------------- (principal executive officer)
                 Joel Dorfman


                                                Director
-----------------------------------------------
               Burton D. Farbman


                 /s/ Louis Glazier              Executive Vice President Finance
----------------------------------------------- and Administration and Director
                 Louis Glazier                  (principal financial and
                                                accounting officer)



               /s/ Moniek Milberger             Director
-----------------------------------------------
               Moniek Milberger



                /s/ Seymour Roberts             Director
-----------------------------------------------
                Seymour Roberts

                                                                     SCHEDULE II

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

            YEARS ENDED MAY 31, 1996, MAY 26, 1995 AND MAY 27, 1994


-----------------------------------------------------------------------------------------------------------------------------------
COLUMN A                              COLUMN B         COLUMN C                    COLUMN D             COLUMN E        COLUMN F
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONS
                                                      --------------------------------------
                                     BALANCE AT       CHARGED TO                   CHARGED TO                            BALANCE
                                      BEGINNING         COST AND                 OTHER ACCOUNTS-          (A)             AT END
Classification                        of period        EXPENSES                     DESCRIBE            DEDUCTIONS      OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------------

Allowance for doubtful accounts:

  Year ended May 31, 1996           $789,100                  $ 38,673                                  $205,973            $621,800

  Year ended May 26, 1995           $731,800                  $293,810                                  $236,510            $789,100

  Year ended May 27, 1994           $832,300                  $321,868                                  $422,368            $731,800





Note A.  Write-off of uncollectible accounts, net of recoveries.

                                                                      Year Ended
Form 10-K                 THORN APPLE VALLEY, INC.                  May 31, 1996


                               INDEX TO EXHIBITS

  Exhibit No.                                                                                                                   Page
  -----------                                                                                                                   ----
    (3) (a)    Restated Articles of Incorporation
        (b)    Amendment to Restated Articles of Incorporation
        (c)    By-laws, as amended to date


    (10)       Material Contracts
        (a)    Bond Purchase Agreement, dated as of July l, 1984, among The Onslow County Industrial Facilities and
               Pollution Control Financing Authority, Branch Banking and Trust Company and the Company.
        (b)    Loan Agreement, dated as of July 1, 1984, between The Onslow County Industrial Facilities and
               Pollution Control Financing Authority and the Company.
        (c)    Promissory Note in the principal amount of $6,000,000, dated July 1, 1984, from the Company payable to The Onslow County Industrial Facilities and Pollution Control Financing Authority.
        (d)    Security Agreement, dated as of July 1, 1984, between Branch Banking and Trust Company and the
               Company.
        (e)    Guaranty Agreement, dated as of July 1,1984, from the Company to Branch Banking and Trust Company.
        (f)    Note Agreement dated as of April 1, 1994 by and between the Company and Allstate Life Insurance
               Company relating to $15,000,000 principal amount 6.45% Senior Notes due April 21, 2006.
        (g)    Loan Agreement dated as of December 1, 1993 by and between Michigan Strategic Fund and the Company relating to $5,500,000 Adjustable Rate Demand Limited Obligation Revenue Bonds.
        (h)    Reimbursement Agreement dated as of December 1, 1993 by and between the Company and Old Kent Bank and
               Trust Company relating to $5,500,000 Adjustable Rate Demand Limited Obligation Revenue Bonds.
        (i)    Asset Purchase Agreement, dated as of April 29, 1995, by and among the Company and Doskocil Companies
               Incorporated and Wilson Foods Corporation, Concordia Foods Corporation, Dixie Foods Company and
               Shreveport Foods Company.
        (j)    First Amendment to Asset Purchase Agreement, dated as of May 26, 1995, by and among the Company,
               Foodbrands America, Inc., successor by merger to Doskocil Companies Incorporated, Wilson Foods
               Corporation, Concordia Foods

                                                                      Year Ended
Form 10-K                 THORN APPLE VALLEY, INC.                  May 31, 1996


               Corporation, Dixie Foods Company and Shreveport Foods Company.
        (k)    Noncompete Agreement, dated May 30, 1995, by Foodbrands America, Inc., Wilson Foods Corporation,
               Concordia Foods Corporation, Dixie Foods Company and Shreveport Foods Company in favor of the
               Company.
        (l)    Supply Agreement, dated May 30, 1995, by and among Wilson Foods Corporation and Foodbrands America,
               Inc., Dixie Foods Company and the Company.
        (m)    Transition Service Agreement, dated May 30, 1995, by and between Foodbrands America, Inc. and the
               Company.
        (n)    Credit Agreement, dated as of May 30, 1995, among Cooperatieve Centrale Raiffeisen-Boerenleen Bank,
               B.A., Old Kent Bank & Trust Co., National City Bank, Harris Trust and Savings Bank and the Company.
        (o)    Note Agreement, dated as of October 1, 1994, by and between the Company and Allstate Life Insurance
               Company relating to $8,000,000 principal amount 8.42% Senior Notes due October 1, 2003.
        (p)    Note Agreement, dated as of May 15, 1995, among the Company, Allstate Life Insurance Company,
               Principal Mutual Life Insurance Company and Great-West Life & Annuity Insurance Company.
        (q)    Marketing and Management Agreement dated November 2, 1994 by and among Michigan Livestock Exchange,
               Indiana Livestock Exchange and the Company.

                                                                      Year Ended
Form 10-K                 THORN APPLE VALLEY, INC.                  May 31, 1996


        (r)     Amended and Restated Credit Agreement, dated as of September 11, 1996, among the Company, the lenders party thereto, and  Cooperatieve Centrale Raiffeisen-Boerenleen Bank B.A., New York Branch,
                as agent for the lenders.
        (s)     Senior Secured Seasonal Line of Credit Agreement, dated as of September 11, 1996, among the Company, the lenders party thereto, and  Cooperatieve Centrale Raiffeisen-Boerenleen Bank B.A., New York
                Branch, as agent for the lenders.
        (t)     Amendment Agreement, dated as of September 11, 1996, between the Company and Allstate Life
                Insurance Company relating to $15,000,000 principal amount note due April 21, 2006.
        (u)     Amendment Agreement, dated as of September 11, 1996, between the Company and Allstate Life
                Insurance Company relating to $8,000,000 principal amount note due October 1, 2003.
        (v)     Amendment Agreement, dated as of September 11, 1996, among the Company, Allstate Life Insurance
                Company, Principal Mutual Life Insurance Company and Great-West Life & Annuity Insurance Company.
        (w)     Amendment to Reimbursement Agreement, dated as of September 11, 1996, between the Company and Old
                Kent Bank.
        (x)     Intercreditor Agreement, dated as of September 11, 1996 among Cooperatieve Centrale Raiffeisen-Boerenleen
                Bank B.A., New York Branch, as Credit Agent, Seasonal Agent and Collateral Agent, and the lenders party thereto, as acknowledged and agreed to by the Company and its subsidiaries.
        (y)     Security Agreement, dated as of September 11, 1996, among the Company, the subsidiaries of the Company party thereto, and Cooperatieve Centrale Raiffeisen-Boerenleen Bank B.A., New York Branch, as Collateral
                Agent and Credit Agent.

    (21)       Subsidiaries of the registrant.

    (23)       Consent of Coopers & Lybrand LLP.

    (27)       Financial Data Schedule.