Form 10-Q
period 1996-09-20
THORN APPLE VALLEY INC
filed 1996-11-04
CIK 38851

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For the sixteen weeks ended    September 20, 1996    Commission file
number 0-6566




                          Thorn Apple Valley, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Michigan                                  38-1964066
------------------------------             -------------------------------
(State of other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

26999 Central Park Blvd., Suite 300, Southfield, Michigan          48076
---------------------------------------------------------          -----
   (Address of principal executive offices)                     (zip Code)


Registrant's telephone number, including area code       (810) 213-1000
--------------------------------------------------       --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No      .


At September 20, 1996, there were 6,070,687 shares of Common Stock outstanding.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                 ASSETS

                                                                                  September 20,        May 31,
                                                                                      1996              1996
                                                                                  -------------     ------------
Current assets:
  Cash and cash equivalents                                                       $   6,048,872     $  5,809,559
  Short-term investments                                                                507,036          627,560
  Accounts receivable, less allowance for doubtful accounts
    (Sept. 20, 1996, $715,800; May 31, 1996, $621,800)                               65,788,194       62,371,990
  Inventories (Note 2)                                                               65,770,171       56,263,210
  Refundable income taxes                                                             1,579,899       11,490,330
  Deferred income taxes (Note 7)                                                      2,199,000        2,199,000
  Prepaid expenses and other current assets                                           5,081,136        5,732,537
                                                                                  -------------     ------------
         Total current assets                                                       146,974,308      144,494,186
                                                                                  -------------     ------------
Property, plant and equipment:
  Land                                                                                1,406,349        1,519,976
  Buildings and improvements                                                         62,299,177       61,640,117
  Machinery and equipment                                                           157,407,736      155,911,312
  Transportation equipment                                                            7,593,328        7,498,075
  Property under capital leases                                                      10,788,953       10,301,819
  Construction in progress                                                            4,518,580        4,475,987
                                                                                  -------------     ------------
                                                                                    244,014,123      241,347,286

      Less accumulated depreciation                                                 103,974,680       98,938,159
                                                                                  -------------     ------------
                                                                                    140,039,443      142,409,127
                                                                                  -------------     ------------
Other assets:
  Intangible assets, net of accumulated amortization of $258,246 and $839,300 at
  Sept. 20, 1996 and May 31, 1996, respectively (Note 8)                             32,474,454       32,732,700
  Other                                                                               6,190,814        5,980,190
                                                                                  -------------     ------------
     Total other assets                                                              38,665,268       38,712,890
                                                                                  -------------     ------------
                                                                                  $ 325,679,019     $325,616,203
                                                                                  =============     ============
                                            LIABILITIES AND SHAREHOLDERS' EQUITY


  Accounts payable                                                                $  48,751,052     $ 46,970,024
  Notes payable, banks (Note 3)                                                                       14,700,000
  Notes payable, officer                                                                 25,186          121,366
  Accrued liabilities                                                                26,791,678       20,840,961
  Current portion of long-term debt                                                   4,834,111        2,818,444
                                                                                  -------------     ------------

        Total current liabilities                                                    80,402,027       85,450,795
                                                                                  -------------     ------------
Long-term debt (Note 4)                                                             162,060,089      159,808,923
                                                                                  -------------     ------------
Deferred income taxes (Note 7)                                                        5,159,000        3,631,000
                                                                                  -------------     ------------
Shareholders' equity:
  Preferred stock:  $1 par value; authorized 200,000 shares; issued none
  Common nonvoting stock:  $.10 par value; authorized 20,000,000 shares;
  issued none Common voting stock:  $.10 par value; authorized 20,000,000 shares; issued  6,070,687 shares Sept. 20, 1996 and 5,786,129 shares
    May 31, 1996                                                                        607,069          578,613
  Capital in excess of par value                                                     10,027,946        7,011,361
  Retained earnings                                                                  67,422,888       69,135,511
                                                                                  -------------     ------------
                                                                                     78,057,903       76,725,485
                                                                                  -------------     ------------
                                                                                  $ 325,679,019     $325,616,203
                                                                                  =============     ============





    See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATION
                                  (Unaudited)





                                                                    Sixteen Weeks Ended
                                                                --------------------------
                                                               September 20,    September 15,
                                                                   1996              1995
                                                               -------------    --------------
Net sales                                                       $286,882,228      $263,661,697
                                                                ------------      ------------
Operating costs and expenses:
  Cost of goods sold, including delivery costs                   261,692,746       244,958,739
  Selling                                                          9,878,581        12,384,315
  General and administrative                                       8,971,139         7,789,464
  Depreciation and amortization                                    5,358,581         4,174,389
                                                                ------------      ------------
                                                                 285,901,047       269,306,907
                                                                ------------      ------------


Income (loss) from operations                                        981,181        (5,645,210)
                                                                ------------      ------------
Other expenses (income):
  Interest                                                         4,041,081         2,279,538
  Other, net                                                        (417,277)          (84,437)
                                                                ------------      ------------
                                                                   3,623,804         2,195,101
                                                                ------------      ------------
Income (loss) from operations before income taxes                 (2,642,623)       (7,840,311)

Provision (benefit) for income taxes (Note 7)                       (930,000)       (2,675,000)
                                                                ------------      ------------
Net income (loss)                                               $ (1,712,623)     $ (5,165,311)
                                                                ============      ============
Earnings (loss) per share of common stock: (Note 5)                   ($0.29)           ($0.89)
                                                                ============      ============
Weighted average number of shares outstanding (Note 5)             5,812,042         5,772,897
                                                                ============      ============










                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)






                                               Common stock           Capital in
                                            -------------------       excess of      Retained
                                            Shares       Amount       par value      earnings
                                            --------     --------     ---------      ----------
Balance, May 26, 1995                      5,770,647     $577,065    $ 6,771,071    $91,247,429

Net income (loss)                                                                    (5,165,311)

Cash dividends, $.07 per share                                                         (404,174)

Shares issued under employee stock
purchase plan                                  3,273          327         58,100
                                           ---------     --------    -----------    -----------
Balance, September 15, 1995                5,773,920     $577,392    $ 6,829,171    $85,677,944
                                           =========     ========    ===========    ===========


Balance, May 31, 1996                      5,786,129     $578,613    $ 7,011,361    $69,135,511

Net income (loss)                                                                    (1,712,623)

Shares issued under employee stock
 purchase plan                                 4,675          468         44,227

Newly issued shares of common stock
(Note 9)                                     279,883       27,988      2,972,358
                                           ---------     --------    -----------    -----------
Balance, September 20, 1996                6,070,687     $607,069    $10,027,946    $67,422,888
                                           =========     ========    ===========    ===========





See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    Sixteen Weeks Ended
                                                                 ---------------------------
                                                                 September 20,  September 15,
                                                                     1996           1995
                                                                 -------------  -------------
Cash flows from operating activities:
  Net income (loss)                                             $ (1,712,623)   $ (5,165,311)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation                                                 5,100,335       4,174,389
      Amortization                                                   258,246         258,246
      Deferred income taxes                                        1,528,000         223,000
      (Gain) loss on disposition of property,
        plant and equipment                                          148,751          (8,032)
      Provision for losses on accounts receivable                     94,000         194,900
      (Increase) decrease in assets:
        Accounts receivable                                       (3,510,204)    (12,524,074)
        Inventories                                               (9,506,961)     (8,829,342)
        Prepaid expenses and other assets                            561,301          16,969
        Refundable income taxes                                    9,910,431      (2,991,913)
      Increase (decrease) in liabilities:
        Accounts payable                                           1,781,028      10,848,365
        Accrued liabilities and compensation                       5,950,717       2,068,830
                                                                ------------    ------------
  Total adjustments                                               12,315,644      (6,568,662)
                                                                ------------    ------------
     Net cash provided by (used in) operating activities          10,603,021     (11,733,973)
                                                                ------------    ------------
Cash flows from investing activities:
  Acquisition of a business, net of cash acquired (Note 8)                       (65,749,414)
  Capital expenditures                                            (2,146,013)    (18,582,051)
  Proceeds from sale of property, plant and equipment                122,975          20,520
                                                                ------------    ------------
     Net cash used in investing activities                        (2,023,038)    (84,310,945)
                                                                ------------    ------------
Cash flows from financing activities:
  Proceeds from common stock sold to company officer (Note 9)      3,000,346
  Proceeds from long-term debt                                     4,400,000     105,725,005
  Principal payments on long-term debt                              (989,531)       (997,279)
  Net borrowings (payments) under lines of credit                (14,700,000)     (5,960,000)
  Net borrowings from (payments to) officers                         (96,180)     (1,260,298)
  Dividends paid                                                                    (404,174)
  Proceeds from employee stock purchase plan                          44,695          58,427
                                                                ------------    ------------
    Net cash provided by (used in) financing activities           (8,340,670)     97,161,681
                                                                ------------    ------------
Net increase in cash and cash equivalents                            239,313       1,116,763

Cash and cash equivalents at beginning of quarter                  5,809,559       4,730,637
                                                                ------------    ------------

Cash and cash equivalents at end of quarter                     $  6,048,872    $  5,847,400
                                                                ============    ============

Supplemental disclosures of cash flow information:

Cash paid during the quarter for:
  Interest                                                      $  3,633,319    $  1,251,546
                                                                ============    ============
  Income taxes
                                                                ============    ============
Noncash investing activities:
Capital lease obligations                                       $    856,364    $     84,740
                                                                ============    ============





                 See notes to consolidated financial statements

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - ACCOUNTING POLICIES:
 The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position as of September 20, 1996 and May 31, 1996, and the results of operations and cash flows for the periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in Thorn Apple Valley, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1996. Certain amounts from prior years have been reclassified to conform with the current year presentation. The results for the sixteen weeks ended September 20, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending May 30, 1997.

NOTE 2 - INVENTORIES:
 Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories would have been approximately $16,684,000 higher at September 20, 1996 and May 31, 1996 if they had been stated at the lower of first-in, first-out (FIFO) cost or market. The following is a breakdown of inventories by classifications:



                            September 20,    May 31,
                               1996           1996
                            -----------  ---------------
Supplies                    $10,342,397       $9,559,537
Raw Materials                15,961,252       23,518,145
Work in progress              4,359,862        3,588,512
Finished goods               51,790,660       36,281,016
                            -----------  ---------------
                             82,454,171       72,947,210
Less LIFO reserve            16,684,000       16,684,000
                            -----------  ---------------
Inventory balance           $65,770,171      $56,263,210
                            ===========  ===============

NOTE 3 - LINE OF CREDIT:
 On September 11, 1996, the Company was provided a $20 million seasonal line of credit, by its existing four participating banks, that expires on January 31, 1997, and bears interest at an interest rate equal to prime plus two percent. The seasonal line is secured by a first lien on substantially all of the Company's assets. At September 20, 1996, none of the seasonal line of credit was drawn upon.

NOTE 4 - LONG-TERM DEBT:
 On September 11, 1996, the Company entered into agreements with its existing lenders to restructure its long-term revolving credit and note agreement facilities and the Company's limited obligation revenue bond agreement. As part of the restructuring, the lenders waived non-compliance with financial covenants occurring on or before September 10, 1996 and those covenants were modified on a going-forward basis. The following is a description of the significant changes in the terms of the Company's borrowing agreements:

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

              3. A $20 million seasonal line of credit has been provided, which expires on January 31, 1997, and bears interest at an interest rate equal to prime plus two percent and which is secured by a first lien on substantially all of the Company's assets.

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

              7. The agreements contain financial covenants with respect to consolidated net worth and consolidated earnings available for interest expense (as defined therein). In addition, among other things, the agreements limit borrowings, capital expenditures and investments, and do not allow the payment of cash dividends or repurchase of the Company's common stock.

    The Company's two other revenue bond agreements contain restrictive covenants that include the maintenance of a minimum level of consolidated net worth (as defined therein) and of certain financial ratios.

NOTE 5 - EARNINGS PER SHARE OF COMMON STOCK:
 Earnings per share of common stock are based on the weighted average number of common shares outstanding during each quarter. The potential dilution from shares issuable under employee stock option plans is excluded from the computation of the weighted average number of common shares outstanding since it is not material.

NOTE 6 - STOCK OPTION PLANS:

The Company's 1990 Employee Stock Option Plan and the Company's 1996 Employee
 Stock Option Plan authorize the Company's Stock Option Committee to grant options for up to 787,500 shares and 600,000 shares, respectively, of the Company's common stock to present or prospective employees. At September 20, 1996, 718,300 options were granted but not exercised at prices of $10.25, $17.00, $23.00 and $26.00 per share and no shares remain to be granted under the 1990 Plan. At September 20, 1996, there were 49,500 options granted but not exercised at $10.25 per share and 550,500 shares remained to be granted under the 1996 Plan. At September 20, 1996, there were 141,000 options granted but not exercised at prices of $2.56 and $19.67 per share under the 1982 Employee Stock Option Plan. The Company's Stock Option Committee may designate any requirements regarding option price, waiting period or an exercise date for options granted under the Plans, except that incentive stock options may not be exercised at less than the fair market value of the stock on the date of grant, and no option may remain outstanding for more than 10 years.

NOTE 7 - INCOME TAXES:
 Deferred income taxes, on a SFAS No. 109 basis, reflect the estimated future tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

 The Company's effective tax rate, was (35.0) percent and (34.1) percent for the sixteen weeks ended September 20, 1996 and September 15, 1995, respectively.



NOTE 8 - ACQUISITION:
 On May 30, 1995, the Company purchased certain assets from Foodbrands
  America, Inc. and its subsidiaries ("Foodbrands"). The Company acquired substantially all of Foodbrands' Retail Division ("Wilson") assets used by Wilson in its business of producing and marketing retail meat products. The aggregate purchase price for the assets acquired and the assumption of certain liabilities was approximately $64.6 million. During the next five years, Foodbrands has the right to receive from the Company up to an additional $10 million in accordance with what is being referred to as an Earnout Agreement. The acquisition has been accounted for by the purchase method. The acquired assets included three manufacturing facilities, machinery and equipment, current assets, certain trademarks and tradenames. The trademarks and tradenames acquired will be amortized to expense over their estimated useful lives, determined to be 40 years. The Company has not paid any amount to Foodbrands under the Earnout Agreement

NOTE 9 - COMMON STOCK  ISSUED:
 The Company sold to its Chairman of the Board of Directors, who is also a significant shareholder of the Company, 279,883 newly issued shares of the Company's common stock for an approximate purchase price of $3.0 million. This sale was in accordance with the amended long-term debt agreements entered into on September 11, 1996, as discussed in Note 6 of the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

                            THORN APPLE VALLEY, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


     Thorn Apple Valley, Inc., referred to hereinafter collectively with its predecessors and subsidiaries as the ("Company") is a major producer of consumer packaged meat and poultry products and is one of the largest slaughterers of hogs in the United States. The Company is engaged in a single segment business with two principal product categories; processed meat and poultry products and fresh pork. The processed meat products operations of the Company's business involve the production and sale of consumer-brand labeled, packaged meat and poultry products, such as bacon, hot dogs and lunch meats, hams, smoked sausages and turkey products. The Company's fresh pork operation is engaged in the slaughtering and cutting of hogs and the related sale of primal cuts of fresh pork products. The Company markets its products under premium and other proprietary brand labels including "Thorn Apple Valley," "Wilson Certified", "Corn King", "Colonial," "Triple M," "Herrud," "Royal Crown," "Bar H," "Olde Virginie," and "Cavanaugh Lakeview Farms," and under customer-owned private labels.
The Company sells its products principally to wholesalers, supermarkets and other manufacturers throughout the United States and in selected international markets. The Company is the largest purchaser of hogs in the Michigan, Indiana and Ohio markets.

     The Company was originally incorporated in 1959 as a Michigan corporation. It reincorporated in Delaware in 1971 and reincorporated in Michigan in 1977.

     In early fiscal 1996 the Company purchased certain assets from Foodbrands America, Inc. and its subsidiaries ("Foodbrands"). The Company acquired substantially all of Foodbrands' Retail Division ("Wilson") assets used by Wilson in its business of producing and marketing retail meat products. The acquired assets included three manufacturing facilities, machinery and equipment, current assets and certain trademarks and tradenames. The aggregate purchase price for the assets acquired and the assumption of certain liabilities was approximately $64.6 million. During the next five years, Foodbrands has the right to receive from the Company up to an additional $10 million in accordance with what is being referred to as an Earnout Agreement. The Company has not paid any amount to Foodbrands under the Earnout Agreement.

     The Wilson acquisition was accounted for using the purchase method. The tradenames and trademarks acquired are being amortized over their estimated useful lives, which was determined to be 40 years. During fiscal 1996, the Company closed two of the acquired facilities that did not fit with the Company's strategic objectives.

     The Company's principal executive offices are located at 26999 Central Park Blvd., Suite 300, Southfield, Michigan 48076 (telephone number: (810) 213-1000).

RESULTS OF OPERATIONS

     As consumers have become more health conscious, hog slaughterers and meat and poultry processors have focused on providing healthier and more convenient fresh pork and processed meat products to successfully compete against other protein sources, particularly poultry and seafood. In addition, increased amounts of poultry are being used in processed meat products which were traditionally made with only beef and pork. Per capita pork consumption has remained relatively stable in the United States in recent years.

     Profitability in the hog slaughter industry is affected by the cost and supply of hogs and fresh pork product selling prices. The slaughtering industry has generally been characterized by relatively narrow profit margins and a trend toward larger, higher volume plants in order to reduce per unit costs. Consumer packaged meat and poultry processors generally receive higher profit margins on premium labeled items than on fresh pork and by-products.

     Hog prices represent the principal production cost of pork slaughterers and are an important element in the cost of certain processed meat products as well. Hog prices and hog supply are determined by constantly changing market forces of supply and demand. The ability of hog slaughterers and processors to maintain satisfactory margins may be affected by a multitude of market factors over which such industry participants have limited control, including industry-wide slaughter levels, competition, the relative price of substitute products, overall domestic retail demand and the level of exports.

     The first quarter of each fiscal year consists of sixteen weeks, and each subsequent quarter consists of twelve weeks, except that the fourth quarter consists of thirteen weeks in the case of a 53-week fiscal year. The following discussion analyzes material changes in the financial information on a period to period basis.

     Sixteen weeks ended September 20, 1996 compared to sixteen weeks ended September 15, 1995.


     The Company's net loss for the first quarter ended September 20, 1996, was $1.7 million compared with a net loss of $5.2 million for the comparable period of the prior year. The improvement in net earnings is primarily attributable to higher margins in both the processed meat and fresh pork operations. The Company has solidified its recently acquired Wilson business into its processed meat operations. Additionally, the Company has upgraded its processed meat product mix, fully implemented its new distribution network, and improved production performance at all of its facilities. The improved first-quarter results reflect these operational improvements.

     Margins in the processed meat division were higher as a result of improved plant operations and increased selling prices. Fresh pork margins were also improved as a result of plant operational efficiency gains and increased selling prices. The Company is beginning to realize the targeted benefits associated with the completion of its renovated hog slaughter facility. Unfortunately, industry-wide fresh pork margins remained depressed, and the improved operating efficiencies only served to reduce resulting losses in this operation. The Company is unable to predict when industry-wide fresh pork margins will return to more profitable levels.

     Net sales in the first quarter of fiscal 1997 increased by $23.2 million, or 8.8%. The increase in net sales dollars was the result of an increase in processed meat and fresh pork sales of 4.3% and 16.1%, respectively. The increase in processed meat product sales was primarily attributable to an overall increase in average selling prices of 23.1%, offset in part by a decrease in units shipped of 15.3%. The increase in fresh pork sales was principally due to an increase in average selling prices of 15.5%, primarily the result of an increase of approximately 22% in the cost of live hogs, the Company's primary raw material. Fresh pork tonnage shipped remained relatively unchanged from the previous comparable quarter.

     The Company's processed meat operations sales volume decreased as a result of the Company's focus on establishing a proper product mix to maintain and improve sufficient margins. The Company is currently coordinating its holiday ham sales programs and expects to fully utilize its ham capacity through December 1996.

     Cost of goods sold (including delivery costs) increased by $16.7 million, or 6.8%, as a result of the increased cost of live hogs referred to above, which was partially offset by the reduction in processed meat sales volume. As a percentage of net sales, cost of goods sold decreased to 91.2% from 92.9%, primarily as a result of increased plant operational efficiencies in both the Company's processed meat and fresh pork divisions.

     Selling expenses decreased $2.5 million, or 20.2%, principally as a result of lower promotional expenses and a reduction in the operating costs associated with the sales department resulting from the completion of the integration of the acquired Wilson sales function into the Company's business. As a percentage of net sales, selling expenses decreased to 3.4% from 4.7%, mainly due to the factors discussed above.

     General and administrative expenses increased $1.2 million, or 15.2%. This increase is primarily the result of a prior years expense that included a one-time reduction in the Company's provision for the Michigan Single Business tax (a non corporate income tax expense). As a percentage of net sales, general and administrative expenses increased to 3.1% from 3.0%.

     Interest expense increased $1.8 million, or 77.3%. The increase is attributable to an increase in borrowings under the Company's revolving credit agreement that primarily was the result of the Company's Fiscal 1996 operating losses and increased interest rates related to the restructuring of the Company's long-term debt agreements.

     The benefit for income taxes, as a result of the net loss, decreased by $1.7 million, primarily due to the improvement in pre-tax earnings from operations from a loss of $7.8 million in the first quarter of fiscal 1996 to a loss of $2.6 million in the first quarter of fiscal 1997, resulting from the factors discussed above. The Company's effective tax rate increased to (35.0%) from (34.1%).

     Earnings per share of common stock increased by $.60 per share to a net loss of $.29 per share, due to improved profitability resulting from the factors discussed above.

     The results for the sixteen weeks ended September 20, 1996 are not necessarily indicative of the results to be expected for fiscal 1997.

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

     The Company has historically maintained lines of credit in excess of the cash needs of its business. At September 20, 1996, the Company had total lines of credit under its amended revolving credit agreement from four financial institutions aggregating $90.0 million, of which $5.6 million was unused. On September 11, 1996, the Company entered into agreements with its existing lenders to restructure the Company's revolving credit and note agreement facilities and the Company's limited obligation revenue bond agreement. As part of that restructuring, the lenders waived past non-compliance with financial covenants occurring on or before September 10, 1996 and those covenants were modified on a going-forward basis. The following is a description of the significant changes in the terms of the Company's borrowing agreements:

  1. Under the revolving credit agreement the $80 million credit limit has been increased to $90 million and the interest under such agreement will be payable on a monthly basis at an interest rate equal to prime plus one-quarter percent.

  2. The interest rate on the private placement note agreements has been increased by two percentage points and accrued interest is now required to be paid on a monthly basis.

  3. A $20 million seasonal line of credit has been provided, which expires on January 31, 1997, and bears interest at an interest rate equal to prime plus two percent and which is secured by a first lien on substantially all of the Company's assets.

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

  7. The agreements contain financial covenants with respect to consolidated net worth and consolidated earnings available for interest expense (as defined therein). In addition, among other things, the agreements limit borrowings, capital expenditures and investment, and do not allow the payment of cash dividends or repurchase of the Company's common stock.

     The Company's two other revenue bond agreements contain restrictive covenants that include the maintenance of a minimum level of consolidated net worth (as defined therein) and of certain financial ratios.

     Management believes that funds provided from operations and borrowings under available lines of credit will permit it to continue to finance its current operations and to further develop its business in accordance with its operating strategies. Additionally, management believes that it will be able to obtain the additional $15 million of subordinated debt by April 30, 1997.

EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports filed on form 8-K for the period ending September 20, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     THORN APPLE VALLEY, INC.
                                        (Registrant)





Date:  October 29, 1996              By:  /s/ Louis Glazier
-----------------------                 ---------------------------
                                         Louis Glazier
                                         Executive Vice President of
                                          Finance and Administration
                                         Chief Financial Officer

                                EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION
-----------                      -----------
27                               Financial Data Schedule