Form 10-Q
period 1996-12-13
THORN APPLE VALLEY INC
filed 1997-01-27
CIK 38851

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For the twenty-eight weeks ended December 13, 1996 Commission file number 0-6566



                          Thorn Apple Valley, Inc.
     ---------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



         Michigan                                          38-1964066
  -------------------------------              --------------------------------
  (State of other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)


  26999 Central Park Blvd., Suite 300, Southfield, Michigan         48076
  ---------------------------------------------------------       ---------
       (Address of principal executive offices)                   (zip Code)




Registrant's telephone number, including area code              (810) 213-1000
--------------------------------------------------              --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No      .
                                         ----      -----


At December 13, 1996, there were 6,075,152 shares of Common Stock outstanding.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                      ASSETS
                                                                                                  December 13,         May 31,
                                                                                                      1996              1996
                                                                                                  ------------      ------------
Current assets:
  Cash and cash equivalents                                                                       $  7,880,815      $  5,809,559
  Short-term investments                                                                               500,000           627,560
  Accounts receivable, less allowance for doubtful accounts
    (Dec. 13, 1996, $786,000; May 31, 1996, $621,800)                                               82,394,002        62,371,990
  Inventories (Note 2)                                                                              58,896,821        56,263,210
  Refundable income taxes                                                                                             11,490,330
  Deferred income taxes (Note 7)                                                                     2,647,400         2,199,000
  Prepaid expenses and other current assets                                                          5,461,050         5,732,537
                                                                                                  ------------      ------------
      Total current assets                                                                         157,780,088       144,494,186
                                                                                                  ------------      ------------

Property, plant and equipment:
  Land                                                                                               1,369,884         1,519,976
  Buildings and improvements                                                                        62,109,687        61,640,117
  Machinery and equipment                                                                          158,005,611       155,911,312
  Transportation equipment                                                                           7,345,743         7,498,075
  Property under capital leases                                                                      9,956,881        10,301,819
  Construction in progress                                                                           5,305,274         4,475,987
                                                                                                  ------------      ------------
                                                                                                   244,093,080       241,347,286

      Less accumulated depreciation                                                                106,913,308        98,938,159
                                                                                                  ------------      ------------
                                                                                                   137,179,772       142,409,127
                                                                                                  ------------      ------------
Other assets:
  Intangible assets, net of accumulated amortization of $1,291,231 and $839,300 at
   Dec. 13, 1996 and May 31, 1996, respectively (Note 8)                                            32,280,769        32,732,700
  Other                                                                                              6,579,138         5,980,190
                                                                                                  ------------      ------------
      Total other assets                                                                            38,859,907        38,712,890
                                                                                                  ------------      ------------
                                                                                                  $333,819,767      $325,616,203
                                                                                                  ============      ============

                                            LIABILITIES AND SHAREHOLDERS' EQUITY


  Accounts payable                                                                                $ 48,231,651      $ 46,970,024
  Notes payable, banks (Note 3)                                                                                       14,700,000
  Notes payable, officer                                                                                24,786           121,366
  Accrued liabilities                                                                               30,079,170        20,840,961
  Current portion of long-term debt                                                                  4,578,198         2,818,444
  Income taxes                                                                                         180,361
                                                                                                  ------------      ------------
      Total current liabilities                                                                     83,094,166        85,450,795
                                                                                                  ------------      ------------
Long-term debt (Note 4)                                                                            165,447,644       159,808,923
                                                                                                  ------------      ------------
Deferred income taxes (Note 7)                                                                       5,160,000         3,631,000
                                                                                                  ------------      ------------
Shareholders' equity:
  Preferred stock:  $1 par value; authorized 200,000 shares; issued none
  Common nonvoting stock:  $.10 par value; authorized 20,000,000 shares;  issued none
  Common voting stock:  $.10 par value; authorized 20,000,000 shares; issued  6,075,152 shares
    Dec. 13, 1996 and 5,786,129 shares May 31, 1996                                                    607,515           578,613
  Capital in excess of par value                                                                    10,070,188         7,011,361
  Retained earnings                                                                                 69,440,254        69,135,511
                                                                                                  ------------      ------------
                                                                                                    80,117,957        76,725,485
                                                                                                  ------------      ------------
                                                                                                  $333,819,767      $325,616,203
                                                                                                  ============      ============





                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATION
                                  (Unaudited)





                                                              Twelve Weeks Ended                      Twenty-Eight Weeks Ended
                                                       ----------------------------------        ---------------------------------
                                                       December 13,          December 8,         December 13,          December 8,
                                                          1996                 1995                1996                  1995
                                                       ------------          ------------        ------------         ------------
Net sales                                              $259,085,335          $251,245,993        $545,967,563         $514,907,690
                                                       ------------          ------------        ------------         ------------
Operating costs and expenses:
  Cost of goods sold, including delivery costs          235,055,389           231,934,319         496,402,862          476,745,022
  Selling                                                 7,697,106             8,877,819          17,575,687           21,262,134
  General and administrative                              6,319,169             7,428,003          15,635,581           15,427,096
  Depreciation and amortization                           4,038,293             3,613,021           9,396,874            8,045,656
                                                       ------------          ------------        ------------         ------------
                                                        253,109,957           251,853,162         539,011,004          521,479,908
                                                       ------------          ------------        ------------         ------------
Income (loss) from operations                             5,975,378              (607,169)          6,956,559           (6,572,218)
                                                       ------------          ------------        ------------         ------------
Other expenses (income):
  Interest                                                2,961,320             2,328,838           7,002,401            4,546,783
  Other, net                                               (282,308)             (290,202)           (699,585)            (632,885)
                                                       ------------          ------------        ------------         ------------
                                                          2,679,012             2,038,636           6,302,816            3,913,898
                                                       ------------          ------------        ------------         ------------
Income (loss) from operations before income taxes         3,296,366            (2,645,805)            653,743          (10,486,116)

Provision (benefit) for income taxes (Note 7)             1,279,000              (889,000)            349,000           (3,564,000)
                                                       ------------          ------------        ------------         ------------
Net income (loss)                                      $  2,017,366           ($1,756,805)           $304,743          ($6,922,116)
                                                       ============          ============        ============         ============

Earnings (loss) per share of common stock: (Note 5)           $0.33                ($0.30)              $0.05               ($1.20)
                                                       ============          ============        ============         ============


Weighted average number of shares outstanding (Note 5)    6,074,780             5,777,188           5,924,644            5,774,736
                                                       ============          ============        ============         ============





                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)






                                                       Common stock         Capital in
                                                   ---------------------    excess of     Retained
                                                    Shares       Amount     par value     earnings
                                                   ---------    --------   -----------   -----------
Balance, May 26, 1995                              5,770,647    $577,065   $ 6,771,071   $91,247,429

Net income (loss)                                                                         (6,922,116)

Cash dividends, $.07 per share                                                              (404,174)

Shares issued under employee stock purchase plan       7,310         731       129,319
                                                   ---------    --------   -----------   -----------
Balance, December 8, 1995                          5,777,957    $577,796   $ 6,900,390   $83,921,139
                                                   =========    ========   ===========   ===========


Balance, May 31, 1996                              5,786,129    $578,613   $ 7,011,361   $69,135,511

Net income                                                                                   304,743

Shares issued under employee stock purchase plan       9,140         914        86,469

Newly issued shares of common stock (Note 9)         279,883      27,988     2,972,358
                                                   ---------    --------   -----------   -----------
Balance, December 13, 1996                         6,075,152    $607,515   $10,070,188   $69,440,254
                                                   =========    ========   ===========   ===========





                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Twenty-Eight Weeks Ended
                                                                ---------------------------
                                                                December 13,    December 8,
                                                                   1996            1995
                                                                -----------     -----------
Cash flows from operating activities:
  Net income (loss)                                                $304,743     ($6,922,116)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation                                                8,944,943       7,593,725
      Amortization of intangibles                                   451,931         451,931
      Deferred income taxes                                       1,080,600         792,000
      (Gain) loss on disposition of property,
        plant and equipment                                        (123,625)        438,885
      Provision for losses on accounts receivable                   164,200         332,000
      (Increase) decrease in assets:
        Accounts receivable                                     (20,186,212)    (25,713,941)
        Inventories                                              (2,633,611)     (4,337,133)
        Prepaid expenses and other assets                          (199,901)     (1,167,624)
        Refundable income taxes                                  11,490,330      (4,483,342)
      Increase (decrease) in liabilities:
        Accounts payable                                          1,261,627      11,679,853
        Accrued liabilities and compensation                      9,238,209       5,393,046
        Income taxes payable                                        180,361
                                                                -----------     -----------
  Total adjustments                                               9,668,852      (9,020,600)
                                                                -----------     -----------
     Net cash provided by (used in) operating activities          9,973,595     (15,942,716)
                                                                -----------     -----------

Cash flows from investing activities:
  Acquisition of a business, net of cash acquired (Note 8)                      (65,749,414)
  Capital expenditures                                           (3,539,167)    (28,987,088)
  Proceeds from sale of property, plant and equipment               803,568         494,110
                                                                -----------     -----------
     Net cash used in investing activities                       (2,735,599)    (94,242,392)
                                                                -----------     -----------
Cash flows from financing activities:
  Proceeds from common stock sold to company officer (Note 9)     3,000,346
  Proceeds from long-term debt                                    8,400,000     122,500,000
  Principal payments on long-term debt                          (14,700,000)     (2,966,058)
  Net borrowings (payments) under lines of credit                (1,857,889)     (5,960,000)
  Net borrowings from (payments to) officers                        (96,580)       (709,267)
  Dividends paid                                                                   (404,174)
  Proceeds from employee stock purchase plan                         87,383         130,050
                                                                -----------     -----------
    Net cash provided by (used in) financing activities          (5,166,740)    112,590,551
                                                                -----------     -----------

Net increase in cash and cash equivalents                         2,071,256       2,405,443

Cash and cash equivalents at beginning of quarter                 5,809,559       4,730,637
                                                                -----------     -----------

Cash and cash equivalents at end of quarter                      $7,880,815      $7,136,080
                                                                ===========     ===========

Supplemental disclosures of cash flow information:

Cash paid during the quarter for:
  Interest                                                       $8,685,643      $5,465,522
                                                                ===========     ===========

  Income taxes                                                                      $33,429
                                                                ===========     ===========
Noncash investing activities:
Capital lease obligations                                          $856,364         $84,740
                                                                ===========     ===========





                 See notes to consolidated financial statements

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - ACCOUNTING POLICIES:

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position as of December 13, 1996 and May 31, 1996, and the results of operations and cash flows for the periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in Thorn Apple Valley, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1996. Certain amounts from prior years have been reclassified to conform with the current year presentation. The results for the twenty-eight weeks ended December 13, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending May 30, 1997.

NOTE 2 - INVENTORIES:

Inventories are stated at the lower of last-in, first-out (LIFO) cost or market.
 Inventories would have been approximately $16,684,000 higher at December 13, 1996 and May 31, 1996 if they had been stated at the lower of first-in, first-out (FIFO) cost or market. The following is a breakdown of inventories by classifications:


                                    December 13,        May 31,
                                        1996             1996
                                    -----------      -----------
         Supplies                   $11,053,156      $ 9,559,537
         Raw Materials               13,403,769       23,518,145
         Work in progress             4,556,094        3,588,512
         Finished goods              46,567,802       36,281,016
                                    -----------      -----------
                                     75,580,821       72,947,210
         Less LIFO reserve           16,684,000       16,684,000
                                    -----------      -----------
         Inventory balance          $58,896,821      $56,263,210
                                    ===========      ===========

NOTE 3 - LINE OF CREDIT:

On September 11, 1996, the Company was provided a $20 million seasonal line of credit by its four participating banks. The seasonal line of credit expires on January 31, 1997, and bears interest at an interest rate equal to prime plus two percent. The seasonal line of credit is secured by a first lien on substantially all of the Company's assets. At December 13, 1996, none of the seasonal line of credit was drawn upon.

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

  5. The Chairman of the Board of Directors of the Company, who is also a significant shareholder of the Company, has purchased approximately $3.0 million of the Company's newly-issued common stock from the Company at a price per share determined by the average closing price of the Company's common stock for the 20 trading days preceding the stock purchase. The proceeds of such stock purchase were used for working capital needs.

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

The Company's other two revenue bond agreements contain restrictive covenants that include the maintenance of a minimum level of consolidated net worth (as defined therein) and of certain financial ratios. At December 13, 1996, the Company was not in compliance with certain covenants contained in its industrial revenue bond agreement and the Company has obtained an unconditional waiver of those violations from its lender through July 1, 1997. The Company has classified this obligation as a current liability, as a result of the waiver being less than one year in duration from the balance sheet date. The Company does not expect its industrial revenue bond lender to call the debt at the end of the waiver period.


NOTE 5 - EARNINGS PER SHARE OF COMMON STOCK:

Earnings per share of common stock are based on the weighted average number of common shares outstanding during each quarter. The potential dilution from shares issuable under employee stock option plans is excluded from the computation of the weighted average number of common shares outstanding since it is not material.

NOTE 6 - STOCK OPTION PLANS:

The  Company's 1990 Employee Stock Option Plan and the Company's 1996
 Employee Stock Option Plan authorize the Company's Stock Option Committee to grant options for up to 787,500 shares and 600,000 shares, respectively, of the Company's common stock to present or prospective employees. At December 13, 1996, 718,300 options were granted but not exercised at prices of $10.25, $17.00, $23.00 and $26.00 per share and
 no shares remain to be granted under the 1990 Plan.   At December 13,
 1996, there were 49,500 options granted but not exercised at $10.25 per share and 550,500 shares remained to be granted under the 1996 Plan.
 At December 13, 1996, there were 141,000 options granted but not exercised at prices of $2.56 and $19.67 per share under the 1982 Employee Stock Option Plan. The Company's Stock Option Committee may designate any requirements regarding option price, waiting period or an exercise date for options granted under the Plans, except that incentive stock options may not be exercised at less than the fair market value of the stock on the date of grant, and no option may remain outstanding for more than 10 years.

NOTE 7 - INCOME TAXES:

Deferred income taxes, on a SFAS No. 109 basis, reflect the estimated future tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The Company's effective tax rate, was 53.4 percent and (34.0) percent for the twenty-eight weeks ended December 13, 1996 and December 8, 1995, respectively.

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

TWELVE WEEKS ENDED DECEMBER 13, 1996 COMPARED TO TWELVE WEEKS ENDED DECEMBER 8, 1995


     For the quarter ended December 13, 1996 net income increased by $3.8 million to $2.0 million from a net loss of $1.8 million in the year-earlier period. The increase is primarily attributable to higher processed meat margins offset in part by lower margins in the fresh pork operation. Operating profits for the processed meats division were increased by several factors which included direct cost reductions made possible by the Company's construction and renovation of certain facilities, improved plant operating efficiencies, higher average selling prices and lower selling expenses. Increased consumer demand during the holiday season for the spiral sliced and boneless hams also contributed to improved profitability.

     Margins in the fresh meat division were lower than the previous year, reflecting the severe margin pressure resulting from the industry-wide imbalance between slaughter capacity and the number of market hogs available. The Company continued to improve its operating efficiencies at its fresh pork facility, which helped to offset the lower gross margins. Based upon the most recent pig crop report, the Company does not expect improved profitability in its fresh pork operation during the remainder of the fiscal year.

     Net sales in the second quarter of fiscal 1997 increased by $7.8 million, or 3.1%. The increase in net sales dollars was the result of an increase in processed meat and fresh pork sales of 1.3% and 7.6%, respectively. The increase in net sales was primarily attributable to increases in processed meat and fresh pork average selling prices of 3.7% and 12.9%, respectively. Partially offsetting higher average selling prices were decreases in processed meat and fresh pork tonnage shipped of 2.3% and 4.7%, respectively.

     Although the Company's processed meat operation was very successful in expanding lines of its various boneless ham product lines overall sales volume decreased as a result of its planned elimination of lower margin product lines. The Company's fresh pork sales volume was down reflecting the Company's proportionate share in the industry wide shortage of market hogs available for slaughter. The increase in average selling prices primarily reflects an increase of approximately 22% in the cost of live hogs, the Company's primary raw material.

     Cost of goods sold (including delivery costs) increased by $3.1 million, or 1.3%, mainly as the result of the increase in the cost of live hogs referred to above, which was partially offset by the reduction in processed meat and fresh pork sales volume. As a percentage of net sales, cost of goods sold decreased to 90.7% from 92.3%, reflecting the result of improved operating efficiencies in both the processed meat and fresh pork operations.

     Selling expenses decreased $1.2 million, or 13.3%, principally as a result of lower promotional expenses and a reduction in operating costs associated with the sales department in connection with the Company's completion of its integration of the Wilson sales function into the Company's business. As a percentage of net sales, selling expenses decreased to 3.0% from 3.5%.

     General and administrative expenses decreased $1.1 million, or 14.9%. As a percentage of net sales, general and administrative expenses decreased to 2.4% from 3.0%.

     Interest expense increased $.6 million, or 27.2%. The increase is attributable to higher interest rates associated with the Company's restructured long-term debt agreements with its revolving credit and private placement lenders in September, 1996, and to an increase in borrowings under the Company's revolving credit agreement that was primarily the result of the Company's fiscal 1996 losses and capital expenditures related to the Ponca City construction.

     The provision for income taxes increased by $2.2 million, primarily due to the increase in pre-tax income from operations of $5.9 million to income of $3.3 million from a loss of $2.6 million in the comparable prior period, resulting from the factors discussed above. The Company's effective tax rate increased to 38.8% from (33.6%).

     Earnings per share of common stock increased by $.63 per share to net income of $.33 per share from a loss of $.30 per share for the comparable prior year period, due to increased profitability resulting from the factors discussed above.

     The results for the twelve weeks ended December 13, 1996 are not necessarily indicative of the results to be expected for fiscal 1997.

     TWENTY-EIGHT WEEKS ENDED DECEMBER 13, 1996 COMPARED TO TWENTY-EIGHT WEEKS ENDED DECEMBER 8, 1995.


     The Company's net income in the twenty-eight weeks ended December 13, 1996 increased by $7.2 million to income of $.3 million from a loss of $6.9 million for the prior-year period. The increase in profits through the first two quarters of fiscal 1997 is attributable to increased processed meat and fresh pork margins. The Company's processed meat operations has benefited from the modern design, strategic geographical location, plant operating efficiencies and simplified product mix at the Ponca City plant which have resulted in significantly lower direct costs leading to improved profit margins. The Company continued to improve its operating efficiencies at its fresh pork plant, however, the substantial gains were somewhat offset by a further deterioration of profit margins resulting from the continued negative imbalance between the industry's slaughter capacity and market hogs available. The Company is hopeful that the recent high level of hog producer profitability will encourage hog expansion which will allow this industry segment to return to more normal levels of profitability.

     Net sales for the first two quarters of fiscal 1997 increased by $31.0 million, or 6.0%. The increase in net sales dollars was principally the result of increased average selling prices in the Company's processed meats and fresh pork divisions of 13.7% and 14.4%, respectively. Partially offsetting the increased average selling prices was a reduction in processed meat and fresh pork tonnage shipped of 9.6% and 2.0%, respectively.

     The Company's processed meat operations sales volume decreased as a result of the Company eliminating lower margin product lines. The Company's fresh pork sales volume was down primarily due to lower slaughter levels resulting from an industry wide shortage of market hogs available. The increase in average selling prices primarily reflects an increase of approximately 22% in the cost of live hogs, the Company's primary raw material.

     Cost of goods sold (including delivery costs) increased by $19.7 million, or 4.1%, mainly as the result of the increased cost of live hogs referred to above, which was partially offset by a reduction in processed meat and fresh pork sales volume and increased processed meat and fresh pork plant operating efficiencies. As a percentage of net sales, costs of goods sold decreased to 90.9% from 92.6%.

     Selling expenses decreased $3.7 million, or 17.3% , principally as a result of lower promotional expenses and a reduction in the operating costs associated with the sales department as a direct result from the completion of the integration of the acquired Wilson sales function into the Company's business. As a percentage of net sales, selling expenses decreased to 3.2% from 4.1%, mainly due to the factors discussed above.

     General and administrative expenses remained relatively unchanged from the prior year period. As a percentage of net sales, general and administrative expenses decreased slightly to 2.9% from 3.0%.

     Interest expense increased $2.4 million, or 54.0%. The increase is attributable to an increase in borrowings under the Company's revolving credit agreement that primarily was the result of the Company's Fiscal 1996 operating losses and capital expenditures related to the Ponca City plant and increased interest rates related to the restructuring of the Company's long-term revolving credit agreement and private placement note agreements in September, 1996.

     The provision for income taxes increased by $3.9 million, primarily due to the increase in pre-tax income from operations of $11.1 million to income of $.6 million from a loss of $10.5 million in the comparable prior period, resulting from the factors discussed above. The Company's effective tax rate increased to 53.4% from (34.0%).

     Earnings per share of common stock increased by $1.25 per share to income of $.05 per share from a net loss of $1.20 per share, due to increased profitability resulting from the factors discussed above.

     The results for the twenty-eight weeks ended December 13, 1996 are not necessarily indicative of the results to be expected for fiscal 1997.

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

     The Company has historically maintained lines of credit in excess of the cash needs of its business. On September 11, 1996, the Company entered into agreements with its existing lenders to restructure the Company's revolving credit and note agreement facilities and the Company's limited obligation revenue bond agreement. As part of that restructuring, the lenders waived past non-compliance with financial covenants occurring on or before September 10, 1996 and those covenants were modified on a going-forward basis. At December 13, 1996, the Company had total lines of credit available under its amended revolving credit agreement and seasonal line of credit agreement from four financial institutions aggregating $110.0 million, of which $20.1 million was unused. The following is a description of the significant changes in the terms of the Company's borrowing agreements:

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

  7 The agreements contain financial covenants with respect to consolidated net worth and consolidated earnings available for interest expense (as defined therein). In addition, among other things, the agreements limit borrowings, capital expenditures and investment, and do not allow the payment of cash dividends or repurchase of the Company's common stock.

     The Company's two other revenue bond agreements contain restrictive covenants that include the maintenance of a minimum level of consolidated net worth (as defined therein) and of certain financial ratios. At December 13, 1996, the Company was not in compliance with certain covenants contained in its industrial revenue bond agreement and the Company has obtained unconditional waivers of those violations from its lender through July 1, 1997. The Company has classified this obligation as a current liability, as a result of the waiver being less than one year in duration from the balance sheet date. The Company does not expect its industrial revenue bond lender to call the debt at the end of the waiver period and expects to receive another waiver if it is still in non-compliance.

     Management believes that funds provided from operations and borrowings under available lines of credit will permit it to continue to finance its current operations and to further develop its business in accordance with its operating strategies. Additionally, the Company continues to pursue the issuance of a minimum of $15 million of subordinated debt. Management believes that it will be able to obtain the required additional $15 million of subordinated debt by the April 30, 1997 deadline.

EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports filed on form 8-K for the period ending December 13, 1996.







                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              THORN APPLE VALLEY, INC.
                                              ------------------------
                                                     (Registrant)






Date: January 21, 1997                  By:   /s/ Louis Glazier
      ----------------                     ---------------------------
                                           Louis Glazier
                                           Executive Vice President of
                                            Finance and Administration
                                           Chief Financial Officer

                                EXHIBIT INDEX




                                                                SEQUENTIALLY
EXHIBIT                                                           NUMBERED
NUMBER                         DESCRIPTION                          PAGE
-------                        -----------                      ------------
 27                      Financial Data Schedule


