Form 10-Q
period 1997-03-07
THORN APPLE VALLEY INC
filed 1997-04-18
CIK 38851

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



    For the forty weeks ended March 7, 1997 Commission file number 0-6566
                              -------------


                            Thorn Apple Valley, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




          Michigan                                         38-1964066
-------------------------------------          ---------------------------------
(State of other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


26999 Central Park Blvd., Suite 300, Southfield, Michigan         48076
---------------------------------------------------------       ----------
  (Address of principal executive offices)                      (zip Code)



Registrant's telephone number, including area code            (810) 213-1000
--------------------------------------------------            --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No      .
                                           -----     -----


At March 7, 1997, there were 6,090,969 shares of Common Stock outstanding.
   -------------             ---------

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                              ASSETS

                                                                                          March 7,           May 31,
                                                                                           1997               1996
                                                                                       ------------       -------------
Current assets:
  Cash and cash equivalents                                                            $  4,717,699       $  5,809,559
  Short-term investments                                                                    500,000            627,560
  Accounts receivable, less allowance for doubtful accounts
    (Mar. 7, 1997, $839,800; May 31, 1996, $621,800)                                     64,255,468         62,371,990
  Inventories (Note 2)                                                                   57,780,133         56,263,210
  Refundable income taxes                                                                 1,118,383         11,490,330
  Deferred income taxes (Note 6)                                                          2,650,000          2,199,000
  Prepaid expenses and other current assets                                               4,748,552          5,732,537
                                                                                     --------------     --------------
         Total current assets                                                           135,770,235        144,494,186
                                                                                     --------------     --------------

Property, plant and equipment :
  Land                                                                                    1,276,933          1,519,976
  Buildings and improvements                                                             61,873,629         61,640,117
  Machinery and equipment                                                               158,760,650        155,911,312
  Transportation equipment                                                                7,274,309          7,498,075
  Property under capital leases                                                           9,188,344         10,301,819
  Construction in progress                                                                6,601,679          4,475,987
                                                                                     --------------     --------------
                                                                                        244,975,544        241,347,286
      Less accumulated depreciation                                                     110,263,836         98,938,159
                                                                                     --------------     --------------
                                                                                        134,711,708        142,409,127
                                                                                     --------------     --------------
Other assets:
  Intangible assets, net of accumulated amortization of $1,484,915
         and $839,300 at March 7, 1997 and May 31, 1996, respectively                    32,087,085         32,732,700
  Other                                                                                   6,446,894          5,980,190
                                                                                     --------------     --------------
     Total other assets                                                                  38,533,979         38,712,890
                                                                                     --------------     --------------

                                                                                       $309,015,922       $325,616,203
                                                                                     ==============     ==============

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                     $ 41,391,031       $ 46,970,024
  Notes payable, banks                                                                                      14,700,000
  Notes payable, officer                                                                      5,315            121,366
  Accrued liabilities                                                                    29,382,916         20,840,961
  Current portion of long-term debt (Note 3)                                              4,304,783          2,818,444
                                                                                     --------------     --------------
        Total current liabilities                                                        75,084,045         85,450,795
                                                                                     --------------     --------------

Long-term debt (Note 3)                                                                 150,013,658        159,808,923
                                                                                     --------------     --------------

Deferred income taxes (Note 6)                                                            5,422,100          3,631,000
                                                                                     --------------     --------------

Shareholders' equity:
  Preferred stock:  $1 par value; authorized 200,000 shares; issued none
  Common nonvoting stock:  $.10 par value; authorized 20,000,000 shares;
  issued none Common voting stock:  $.10 par value; authorized 20,000,000
  shares;issued 6,090,969 shares Mar. 7, 1997 and 5,786,129 shares May 31, 1996             609,097            578,613
  Capital in excess of par value                                                         10,232,570          7,011,361
  Retained earnings                                                                      67,654,452         69,135,511
                                                                                     --------------     --------------
                                                                                         78,496,119         76,725,485
                                                                                     --------------     --------------

                                                                                       $309,015,922       $325,616,203
                                                                                     ==============     ==============

                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATION
                                  (Unaudited)


                                                             Twelve Weeks Ended              Forty Weeks Ended
                                                         ----------------------------    ----------------------------
                                                            March 7        March 1,        March 7        March 1,
                                                             1997            1996            1997           1996
                                                         -------------   ------------    ------------    ------------
Net sales                                                 $205,669,688   $228,765,869    $751,637,251    $743,673,559
                                                         -------------   ------------    ------------    ------------

Operating costs and expenses:
  Cost of goods sold, including delivery costs             188,337,504    215,697,231     684,740,366     692,442,253
  Selling                                                    7,075,542      7,637,694      24,651,229      28,899,828
  General and administrative                                 6,667,754      6,182,088      22,303,335      21,609,184
  Depreciation and amortization                              4,287,434      3,916,711      13,684,308      11,962,367
                                                         -------------   ------------    ------------    ------------

                                                           206,368,234    233,433,724     745,379,238     754,913,632
                                                         -------------   ------------    ------------    ------------

Income (loss) from operations                                 (698,546)    (4,667,855)      6,258,013     (11,240,073)
                                                         -------------   ------------    ------------    ------------

Other expenses (income):
  Interest                                                   2,782,073      2,234,359       9,784,474       6,781,142
  Other, net                                                  (672,817)    (1,409,197)     (1,372,402)     (2,042,082)
                                                         -------------   ------------    ------------    ------------

                                                             2,109,256        825,162       8,412,072       4,739,060
                                                         -------------   ------------    ------------    ------------

Loss from operations before income taxes                    (2,807,802)    (5,493,017)     (2,154,059)    (15,979,133)

Benefit for income taxes                                    (1,022,000)    (1,836,000)       (673,000)     (5,400,000)
                                                         -------------   ------------    ------------    ------------

Net loss                                                   ($1,785,802)   ($3,657,017)    ($1,481,059)   ($10,579,133)
                                                         =============   ============    ============    ============

Loss per share of common stock: (Note 4)                        ($0.29)        ($0.63)         ($0.25)         ($1.83)
                                                         =============   ============    ============    ============


Weighted average number of shares outstanding (Note 4)       6,084,901      5,780,818       5,972,721       5,776,561
                                                         =============   ============    ============    ============





                See notes to consolidated financial statements.

                  THORN APPLE VALLEY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (Unaudited)




                                                       Common stock                Capital in
                                                     -------------------------     excess of        Retained
                                                        Shares       Amount        par value        earnings
                                                     ------------    ---------     ---------        ---------
Balance, May 26, 1995                                   5,770,647    $577,065      $6,771,071      $ 91,247,429

Net loss                                                                                            (10,579,133)

Cash dividends, $.07 per share                                                                         (404,174)

Shares issued under employee stock purchase plan           11,315       1,131         189,358
                                                        ---------    --------     -----------      ------------
Balance, March 1, 1996                                  5,781,962    $578,196     $ 6,960,429      $ 80,264,122
                                                        =========    ========     ===========      ============


Balance, May 31, 1996                                   5,786,129    $578,613      $7,011,361      $ 69,135,511

Net loss                                                                                             (1,481,059)

Newly issued shares of common stock (Note 7)              279,883      27,988       2,972,358

Shares issued under employee stock purchase plan           12,957       1,296         121,800

Exercise of stock options                                  12,000       1,200         127,051
                                                        ---------    --------     -----------      ------------

Balance, March 7, 1997                                  6,090,969    $609,097     $10,232,570      $ 67,654,452
                                                        =========    ========     ===========      ============




                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Forty Weeks Ended
                                                            ---------------------------------
                                                              March 7,             March 1,
                                                               1997                 1996
                                                            ------------         ------------
Cash flows from operating activities:
  Net loss                                                   ($1,481,059)        ($10,579,133)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation                                            13,038,693           11,316,752
      Amortization of intangibles                                645,615              645,615
      Deferred income taxes                                    1,340,100            1,642,000
      (Gain) loss on disposition of property,
        plant and equipment                                      142,414              (64,574)
      Provision for losses on accounts receivable                218,000              257,700
      (Increase) decrease in assets:
        Accounts receivable                                   (2,101,478)         (18,409,435)
        Inventories                                           (1,516,923)          (3,715,894)
        Prepaid expenses and other assets                        644,841           (1,848,948)
        Refundable income taxes                               10,371,947           (7,263,747)
       Increase (decrease) in liabilities:
        Accounts payable                                      (5,578,993)           9,145,325
        Accrued liabilities                                    8,541,955            3,586,210
                                                            ------------         ------------
  Total adjustments                                           25,746,171           (4,708,996)
                                                            ------------         ------------

  Net cash provided by (used in) operating activities         24,265,112          (15,288,129)
                                                            ------------         ------------

Cash flows from investing activities:
  Acquisition of a business, net of cash acquired                                 (65,749,414)
  Capital expenditures                                        (5,651,915)         (35,326,725)
  Proceeds from reimbursement of plant construction costs                           6,500,000
  Proceeds from sale of property, plant and equipment          1,024,591            2,600,608
  Proceeds from sale of long-term investments                                       2,801,063
                                                            ------------         ------------
  Net cash used in investing activities                       (4,627,324)         (89,174,468)
                                                            ------------         ------------

Cash flows from financing activities:
  Proceeds from common stock sold to company officer           3,000,346
  Proceeds from long-term debt                                                    118,800,000
  Principal payments on long-term debt                        (9,165,290)          (5,388,469)
  Net borrowings (payments) under lines of credit            (14,700,000)          (5,960,000)
  Net borrowings from (payments to) officers                    (116,051)            (711,591)
  Dividends paid                                                                     (404,174)
  Proceeds from stock options exercised                          123,000
  Proceeds from employee stock purchase plan                     128,347              190,489
                                                            ------------         ------------

  Net cash provided by (used in) financing activities        (20,729,648)         106,526,255
                                                            ------------         ------------

Net increase (decrease) in cash and cash equivalents          (1,091,860)           2,063,658

Cash and cash equivalents at beginning of year                 5,809,559            4,730,637
                                                            ------------         ------------

Cash and cash equivalents at end of quarter                   $4,717,699           $6,794,295
                                                            ============         ============

Supplemental disclosures of cash flow information:
Cash paid during the forty-week period for:
  Interest                                                   $12,069,429           $7,921,053
                                                            ============         ============
  Income taxes paid (refunded), net                         ($12,385,573)            $112,803
                                                            ============         ============

Noncash investing activities:
  Capital lease obligations                                     $856,364             $256,852
                                                            ============         ============

                 See notes to consolidated financial statements

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - ACCOUNTING POLICIES:

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position as of March 7, 1997 and May 31, 1996, and the results of operations and cash flows for the periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in Thorn Apple Valley, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 1996. Certain amounts from prior years have been reclassified to conform with the current year presentation. The results for the forty weeks ended March 7, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending May 30, 1997.

NOTE 2 - INVENTORIES:

Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories would have been approximately $16,684,000 higher at March 7, 1997 and May 31,1996 if they had been stated at the lower of first-in, first-out (FIFO) cost or market. The following is a breakdown of inventories by classifications:

                                                           March 7,        May 31,
                                                            1997            1996
                                                         -----------    -----------
                 Supplies                                $10,853,415    $ 9,559,537
                 Raw Materials                            13,718,032     23,518,145
                 Work in progress                          4,231,770      3,588,512
                 Finished goods                           45,660,916     36,281,016
                                                         -----------    -----------
                                                          74,464,133     72,947,210

                 Less LIFO reserve                        16,684,000     16,684,000
                                                         -----------    -----------
                 Inventory balance                       $57,780,133    $56,263,210
                                                         ===========    ===========

NOTE 3 - LONG-TERM DEBT:

Under the terms of the Company's amended long-term debt agreements, entered into on September 11, 1996, the Company was obligated to pursue and obtain by April 30, 1997, a minimum of $15 million in subordinated debt financing.
 On March 25, 1997, the Company completed a public offering of $17,250,000 of 9% Convertible Subordinated Debentures due 2007. The net proceeds from the Debentures were used to reduce, on a pro-rata basis, the outstanding balance of the revolving credit notes and the private placement notes, and a portion of the proceeds are being held in escrow as collateral on certain letters of credit. (See Note 6 of the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996, for additional information related to the Company's long-term debt).

The amended long-term debt agreements entered into on September 11, 1996, contain financial covenants with respect to consolidated net worth and consolidated earnings available for interest expense (as defined therein). In addition, among other things, the agreements limit borrowings, capital expenditures and investment, and do not allow the payment of cash dividends or repurchase of the Company's common stock.

The Company's limited obligation revenue and industrial revenue bond agreements contain restrictive covenants that include the maintenance of a minimum level of consolidated net worth (as defined therein) and of certain financial ratios. At March 7, 1997, the Company was not in compliance with certain covenants contained in its industrial revenue bond agreement and the Company has obtained an unconditional waiver of those violations from its lender through July 1, 1997. The Company has classified this obligation as a current liability, as a result of the waiver being less than one year in duration from the balance sheet date.

NOTE 4 - EARNINGS PER SHARE OF COMMON STOCK:

Earnings (loss) per share of common stock are based on the weighted average number of common shares outstanding during each quarter. The potential dilution from shares issuable under employee stock option plans is excluded from the computation of the weighted average number of common shares outstanding since it is not material.

NOTE 5 - STOCK OPTION PLANS:

The Company's 1990 Employee Stock Option Plan and the Company's 1996 Employee
 Stock Option Plan authorize the Company's Stock Option Committee to grant options for up to 787,500 shares and 600,000 shares, respectively, of the Company's common stock to present or prospective employees. At March 7, 1997, 706,300 options were granted but not exercised at prices of $10.25, $17.00, $23.00 and $26.00 per share and no shares remain to be granted under the 1990
 Plan.   At March 7, 1997, there were 54,500 options granted but not exercised at $10.25 per share and 545,500 shares remained to be granted under the 1996 Plan. At March 7, 1997, there were 141,000 options granted but not exercised at prices of $2.56 and $19.67 per share under the 1982 Employee Stock Option Plan. The Company's Stock Option Committee may designate any requirements regarding option price, waiting period or an exercise date for options granted under the Plans, except that incentive stock options may not be exercised at less than the fair market value of the stock on the date of grant, and no option may remain outstanding for more than 10 years.

NOTE 6 - INCOME TAXES:

Deferred income taxes, on a SFAS No. 109 basis, reflect the estimated future tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The Company's effective tax benefit rate, was (31.2) percent and (33.8) percent for the forty weeks ended March 7, 1997 and March 1, 1996, respectively.


NOTE 7 - COMMON STOCK  ISSUED:

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

                            THORN APPLE VALLEY, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


     Thorn Apple Valley, Inc., referred to hereinafter collectively with its predecessors and subsidiaries as the "Company", is a major producer of consumer packaged meat and poultry products and is one of the largest slaughterers and sellers of related fresh pork products in the United States. The Company is engaged in a single segment business with two principal product categories; processed meat and poultry products and fresh pork. The processed meat products operations of the Company's business involve the production and sale of consumer-brand labeled, packaged meat and poultry products, such as bacon, hot dogs and lunch meats, hams, smoked sausages and turkey products. The Company's fresh pork operation is engaged in the slaughtering and cutting of hogs and the related sale of primal cuts of fresh pork products. The Company markets its products under premium and other proprietary brand labels including "Thorn Apple Valley," "Wilson Certified", "Corn King", "Colonial," "Herrud," "Royal Crown," "Bar H," "Olde Virginie," and "Cavanaugh Lakeview Farms," and under customer-owned private labels. The Company sells its products principally to wholesalers, supermarkets and other manufacturers throughout the United States and in selected international markets. The Company is the largest purchaser of hogs in the Michigan, Indiana and Ohio markets.

     The Company was originally incorporated in 1959 as a Michigan corporation. It reincorporated in Delaware in 1971 and reincorporated in Michigan in 1977.

     In connection with the Company's Wilson acquisition in early fiscal 1996, the Company entered into an agreement with Foodbrands America Inc. ("Foodbrands") whereby Foodbrands has the right to receive, during the next five years, from the Company up to an additional $10 million in accordance with what is being referred to as an Earnout Agreement. As of March 7, 1997, the Company has not paid any amounts to Foodbrands under the Earnout Agreement.

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

 TWELVE WEEKS ENDED MARCH 7, 1997 COMPARED TO TWELVE WEEKS ENDED MARCH 1, 1996


     For the quarter ended March 7, 1997 net loss decreased by $1.9 million to a loss of $1.8 million from a net loss of $3.7 million in the year-earlier period. The improvement is primarily attributable to higher processed meat and fresh pork operating margins. Operating profits for the processed meats division were increased by several factors which included direct cost reductions made possible by the Company's construction and renovation of certain facilities, improved plant operating efficiencies, lower selling expenses and improved product mix. Lower losses in the fresh pork division was primarily attributable to increased operating efficiencies.

     Despite continuing adverse fresh pork market conditions, margins in the fresh meat division were higher than the previous year. The Company continued its improvements in operating efficiencies at its fresh pork facility, which helped to offset the negative impact resulting from the shortage of available market hogs. Based upon the most recent U.S.D.A. Hogs and Pigs Inventory Report, the Company does not expect improved profitability in its fresh pork operation during the remainder of the fiscal year.

     Net sales in the third quarter of fiscal 1997 decreased by $23.1 million, or 10.1%. The decrease in net sales dollars was the result of a decrease in processed meat and fresh pork sales of 8.7% and 11.5%, respectively. The decrease in net sales was primarily attributable to decreases in processed meat and fresh pork tonnage shipped of 6.8% and 15.6 %, respectively. Average fresh pork selling prices increased by 3.7% while average processed meat selling prices decreased by 2.0%.

     The Company's processed meat operation's sales volume decreased principally as a result of its planned elimination of lower margin product lines. The Company's fresh pork sales volume was down reflecting the Company's proportionate share in the industry wide shortage of market hogs available for slaughter and the Company's decision to lower production when incremental costs exceed incremental revenues. The increase in average selling prices primarily reflects an increase of approximately 13.5% in the cost of live hogs, the Company's primary raw material.

     Cost of goods sold (including delivery costs) decreased by $27.4 million, or 12.7%, mainly as the result of the reduction in processed meat and fresh pork sales volume, which was partially offset by an increase in the cost of live hogs referred to above. As a percentage of net sales, cost of goods sold decreased to 91.6% from 94.3%, reflecting the result of improved operating efficiencies in both the processed meat and fresh pork operations.

     Selling expenses decreased $.6 million, or 7.4%, principally as a result of lower promotional expenses and a reduction in operating costs associated with the sales department's completion of its integration of the Wilson sales function into the Company's business. As a percentage of net sales, selling expenses increased slightly to 3.4% from 3.3%.

     General and administrative expenses increased $.5 million, or 7.9% as a result of general price and wages increases. As a percentage of net sales, general and administrative expenses decreased to 2.4% from 3.0%.

     Interest expense increased $.5 million, or 24.5%. The increase is attributable to higher interest rates associated with the Company's restructured long-term debt agreements with its revolving credit and private placement lenders in September, 1996, and to an increase in borrowings under the Company's revolving credit agreement that was primarily the result of the Company's fiscal 1996 losses and capital expenditures related to the Ponca City facility construction.

     The benefit for income taxes decreased by $.8 million, primarily due to the decrease in pre-tax loss from operations of $2.7 million to a loss of $2.8 million from a loss of $5.5 million in the comparable period, resulting from the factors discussed above. The Company's effective tax benefit rate increased to (36.4%) from (33.4%).

     Loss per share of common stock decreased by $.34 to a net loss of $.29 from a loss of $.63 per share for the comparable prior year period. The reduction in losses resulted from the factors discussed above.

     The results for the twelve weeks ended March 7, 1997, are not necessarily indicative of the results to be expected for fiscal 1997.

  FORTY WEEKS ENDED MARCH 7, 1997 COMPARED TO FORTY WEEKS ENDED MARCH 1, 1996.


     The Company's net loss in the forty weeks ended March 7, 1997, was $1.4 million compared with a net loss of $10.6 million for comparable prior year period. The reduction in net loss through the first three quarters of fiscal 1997 is attributable to increased processed meat and fresh pork margins. The Company's processed meat operations continued to benefit from its modern plant designs, strategic geographical locations, and improved plant operating efficiencies. Those factors plus the simplified product mix at the Ponca City plant have resulted in significantly lower direct costs leading to improved processed meat profit margins. The Company continued its improvement in operating efficiencies at the fresh pork plant. Somewhat offsetting these substantial operational gains was a continuing deterioration of the fresh pork industry profit margins. This deterioration of industry profit margins is the result of the continuing negative imbalance between the industry's slaughter capacity and the availability of market hogs. Based upon the most recent U.S.D.A. Hogs and Pigs Inventory Report, the number of hogs available over the next six months will remain at relatively low levels and will not be sufficient in meeting industry capacity demands. The Company remains hopeful that the recent high level of hog producer profitability will encourage hog expansion that will allow this industry segment to return to more normal levels of profitability.

     Net sales for the first three quarters of fiscal 1997 increased by approximately $8.0 million, or 1.1%. The increase in net sales dollars was principally the result of increased average selling prices in the Company's processed meats and fresh pork divisions of 9.6% and 11.6%, respectively. Offsetting the increased average selling prices was a reduction in processed meat and fresh pork tonnage shipped of 8.8% and 6.4%, respectively.

     The Company's processed meat operations sales volume decreased primarily as a result of the Company eliminating lower margin product lines. The Company's fresh pork sales volume was down primarily due to lower slaughter levels resulting from an industry wide shortage of available market hogs and the Company's decision to lower production when incremental costs exceed incremental revenues. The increase in average selling prices primarily reflects an increase of approximately 19.5% in the cost of live hogs, the Company's primary raw material.

     Cost of goods sold (including delivery costs) decreased by $7.7 million, or 1.1%, mainly as the result of a reduction in processed meat and fresh pork sales volume and increased processed meat and fresh pork plant operating efficiencies. Partially offsetting these reduced costs was the increase in cost of live hogs referred to above. As a percentage of net sales, costs of goods sold decreased to 91.1% from 93.1%.

     Selling expenses decreased $4.2 million, or 14.7% , principally as a result of lower promotional expenses and a reduction in the operating costs associated with the sales department as a direct result from the completion of the integration of the acquired Wilson sales function into the Company's business. As a percentage of net sales, selling expenses decreased to 3.3% from 3.9%, mainly due to the factors discussed above.

     General and administrative expenses increased slightly by $.7 million mainly due to general price and wage increases. As a percentage of net sales, general and administrative expenses increased slightly to 3.0% from 2.9%.

     Interest expense increased $3.0 million, or 44.3%. The increase is attributable to an increase in borrowings under the Company's revolving credit agreement that primarily was the result of the Company's Fiscal 1996 operating losses and capital expenditures related to the Ponca City plant and increased interest rates related to the restructuring of the Company's long-term revolving credit agreement and private placement note agreements in September, 1996.

     The benefit for income taxes decreased by $4.7 million, primarily due to the decrease in pre-tax loss from operations of $13.8 million to a loss of $2.2 million from a loss of $16.0 million in the comparable prior year period, resulting from the factors discussed above. The Company's effective tax benefit rate decreased to (31.2%) from (33.8%).

     Loss per share of common stock decreased by $1.58 per share to a net loss of $.25 from a net loss of $1.83 per share, due to a reduction in losses resulting from the factors discussed above.

     The results for the forty weeks ended March 7, 1997 are not necessarily indicative of the results to be expected for fiscal 1997.

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

     The Company has historically maintained lines of credit in excess of the cash needs of its business. On September 11, 1996, the Company entered into agreements with its existing lenders to restructure the Company's revolving credit and note agreement facilities and the Company's limited obligation revenue bond agreement. As part of that restructuring, the lenders waived past non-compliance with financial covenants occurring on or before September 10, 1996, and those covenants were modified on a going-forward basis. At March 7, 1997, the Company had total lines of credit available under its amended revolving credit agreement from four financial institutions aggregating $90.0 million, of which $15.1 million was unused. The Company's $20 million seasonal line of credit agreement expired on January 31, 1997, and has not been replaced. The following is a description of the significant changes in the terms of the Company's borrowing agreements:

  1. Under the revolving credit agreement the $80 million credit limit has been increased to $90 million and the interest under such agreement will be payable on a monthly basis at an interest rate equal to prime plus one-quarter percent. (See item 5. below, relating to a subsequent reduction in both the available credit limit and interest rate).

  2. The interest rate on the private placement note agreements has been increased by two percentage points and accrued interest is now required to be paid on a monthly basis. (Section 5. below, relating to the subsequent reduction in the interest rate).

  3. The Company has granted a first lien on substantially all of the Company's assets which is shared on a pro-rata basis by the $90 million revolving credit lenders, the $65.5 million private placement note lenders and the $5.5 million limited obligation lender.

  4. The Chairman of the Board of Directors of the Company, who is also a significant shareholder of the Company, has purchased approximately $3.0 million of the Company's newly-issued common stock from the Company at a price per share determined by the average closing price of the Company's common stock for the 20 trading days preceding the stock purchase. The proceeds of such stock purchase were used for working capital needs.

  5. Under the amended agreements, the Company was obligated to pursue and obtain by April 30, 1997, a minimum of $15 million in subordinated debt financing. On March 25, 1997, the Company completed a public offering of $17,250,000 of 9% Convertible Subordinated Debentures due 2007. The net proceeds from the Debentures were used to reduce, on a pro-rata basis, the outstanding balance of the revolving credit notes, and the private placement notes, with a portion of the proceeds being held in escrow as collateral on certain letters of credit. The subsequent payment under the outstanding lines of credit resulted in a reduction to the amount of lines available for credit from $90.0 million to $81.6 million. In addition, the amended revolving credit and private placement note agreements provide for a reduction in the interest rates, effective with the payment to the applicable lenders of the net proceeds from the sale of the convertible subordinated debentures. Under the revolving credit agreement interest will now be at variable rates no higher than prime or its equivalent. Under the private placement note agreements the interest rates will be reduced one percentage point from the rates in effect at March 7, 1997.


      The Company anticipates capital expenditures of approximately $8 million, primarily to upgrade various machinery and equipment with emphasis on projects that will further streamline operations. Management believes that funds provided from operations and borrowings under available lines of credit will permit the Company to continue to finance its current operations and to further develop its business in accordance with its operating strategies.

EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports filed on form 8-K for the period ending March 7, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  THORN APPLE VALLEY, INC.
                                                  ---------------------------
                                                         (Registrant)




Date: April 16, 1997                        By:       \\Louis Glazier
                                                  ---------------------------
                                                  Louis Glazier
                                                  Executive Vice President of
                                                   Finance and Administration
                                                  Chief Financial Officer

                                                                   SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                               DESCRIPTION                         PAGE
-------                              -----------                   -------------
 27     --                 Financial Data Schedule
