Form 10-K
period 1997-05-30
THORN APPLE VALLEY INC
filed 1997-08-28
CIK 38851

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark one)
   [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                         For fiscal year ended May 30, 1997
                                         OR
   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
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

       Registrant's telephone number, including area code: (248) 213-1000
          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class           Name of each exchange on which registered
      -------------------           -----------------------------------------
             NONE

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $.10 PAR VALUE PER SHARE
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [ ]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF AUGUST 18, 1997, COMPUTED BY REFERENCE TO THE NASDAQ NATIONAL MARKET CLOSING PRICE ON SUCH DATE, WAS $64,300,390.

     THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF AUGUST 18, 1997 WAS 6,115,770.

     The following document (or portion thereof) has been incorporated by reference in this Annual Report on Form 10-K: The definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on October 29, 1997 (Part
III).
================================================================================
    As filed with the Securities and Exchange Commission on August 28, 1997.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 30, 1997
                                     PART I

ITEM 1. BUSINESS

GENERAL

     Thorn Apple Valley, Inc. (sometimes referred to hereinafter collectively with its subsidiaries as the "Company") is a major producer of processed meat and poultry products ("Processed Meats") and is one of the largest slaughterers of hogs and sellers of related fresh pork products ("Fresh Meats") in the United States. The Company was originally incorporated in 1959 as a Michigan corporation. It reincorporated in Delaware in 1971 and reincorporated in Michigan in 1977. The Company's Processed Meats division engages in the production and sale of bacon, hot dogs and lunch meats, hams, smoked sausages and turkey products. The Company markets its Processed Meats products under premium and other proprietary brand labels including "Thorn Apple Valley(R)", "Colonial(R)", "Corn King(R)", "Wilson Certified(R)" and "Cavanaugh Lakeview Farms(R)", as well as under private labels with major supermarket chains and other customers. Principal customers of the Company include food wholesalers, supermarkets, food service operations and other manufacturers located throughout the United States and in selected international markets.

     The Company's business strategy is to increase revenue and enhance profitability by (i) increasing the sales of the Company's higher margin premium brand Processed Meats products while reducing the Company's reliance on sales of lower margin private label products, (ii) continuing to improve production efficiencies in the Company's Fresh Meats and Processed Meats production facilities, (iii) developing and marketing new Processed Meats products, including products targeted to health-conscious consumers, and (iv) increasing overall sales volume through additional marketing strategies with an emphasis on sales to international markets, including Russia, Korea and Mexico.

PRODUCTS, OPERATIONS AND MARKETING

     The Company is engaged in a single segment business with two principal product categories: processed meat and poultry products and fresh pork. The following table shows for the fiscal periods indicated the net sales and approximate pounds of products shipped for the Company's Processed Meats division and Fresh Meats division.

                            FISCAL   % OF     FISCAL   % OF     FISCAL   % OF     FISCAL   % OF     FISCAL   % OF
                             1993    SALES     1994    SALES     1995    SALES     1996    SALES     1997    SALES
                            ------   -----    ------   -----    ------   -----    ------   -----    ------   -----
                                                                (IN MILLIONS)
NET SALES (IN DOLLARS)
  Processed Meats.........  $386.7   53%      $416.3   54%      $415.4   56%      $623.0   63%      $598.0   63%
  Fresh Meats.............  $336.6   46%      $349.1   45%      $321.8   43%      $355.0   36%      $353.6   37%
PRODUCTS SHIPPED (IN LBS.)
  Processed Meats.........   337.8    --       351.7    --       378.2    --       507.7    --       452.1    --
  Fresh Meats.............   415.6    --       419.6    --       422.2    --       394.6    --       364.0    --

     Due to market conditions, profit margins on sales of Processed Meats products are usually more consistent than profit margins on sales of Fresh Meats and by-products. Processed Meats manufacturers generally receive higher profit margins on premium labeled items. In recent years, the Company has focused on identifying emerging trends in consumer preferences and on developing Processed Meats products in response to those trends, in an attempt to be a market leader in emerging market segments that offer opportunities for increased sales volume and higher profit margins than those associated with more mature and more competitive market segments. For example, the Company has developed innovative packaging concepts and products that are leaner and have lower fat contents (such as the Company's premium deli-style sliced turkey ham, turkey breast and cooked ham products) to appeal to consumers seeking products that are more convenient to use and are healthier than existing product alternatives. The Company believes that opportunities

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 30, 1997

exist to extend its current product lines into related Processed Meats products, thereby leveraging its current premium brand names.

     The Company experiences some seasonality in its business. Specifically, the Company's sales of smoked and spiral sliced hams are typically at their highest levels during the Christmas and Easter holiday seasons as a result of increased consumer demand. In order to accommodate the increased holiday sales, the Company typically builds substantial inventories of hams in anticipation of its future holiday business. Also, the Company's sales of skinless smoked sausages, hot dogs and bacon products are generally higher during the summer months.

PROCESSED MEATS PRODUCTS

     The Processed Meats products operations of the Company's business involve the production and sale of consumer-brand labeled, packaged meat and poultry products, such as bacon, hot dogs and lunch meats, hams, smoked sausages and turkey products. Shipments by category of these products for the five most recent fiscal years were as follows:

  Product Category

                                                             FISCAL    FISCAL    FISCAL    FISCAL    FISCAL
                                                              1993      1994      1995      1996      1997
                                                             ------    ------    ------    ------    ------
                                                                        (IN MILLIONS OF POUNDS)
Bacon....................................................    100.6     100.7     111.3     123.1     110.3
Hot dogs and lunch meats.................................     78.1      72.2      71.1     141.9     117.1
Hams.....................................................     67.2      74.1      85.4     125.9     113.4
Smoked sausages..........................................     51.6      61.3      64.3      65.2      59.4
Turkey products..........................................     23.9      24.3      25.2      27.0      24.9
Other....................................................     16.4      19.1      20.9      24.6      27.0
                                                             -----     -----     -----     -----     -----
     Total...............................................    337.8     351.7     378.2     507.7     452.1
                                                             =====     =====     =====     =====     =====

     The Company's Processed Meats sales division, which has regional offices, markets the Company's consumer packaged meat and poultry products using a national sales force which calls on the Company's various customers. Price lists, product availability, marketing programs and payment terms, however, are determined by the corporate office. The Company's customer base is generally comprised of wholesalers, large supermarket chains and food service operations.

     The Thorn Apple Valley-Grand Rapids division of the Company ("Grand Rapids"), which is located in Grand Rapids, Michigan, is engaged in the production and sale of approximately 50 varieties of packaged meat products such as hot dogs, lunch meats (such as bologna, salami and pickle loaf), corned beef and smoked sausage, under brand names which include "Thorn Apple Valley(R)," "Colonial(R)," "Wilson Certified(R)" and "Corn King(R)" and other controlled and private label brands.

     The Thorn Apple Valley-Deli & Smoked Meats division of the Company ("Smoked Meats"), which is located in Detroit, Michigan, is primarily engaged in the production and sale of premium sliced lunch meats, spiral sliced hams, cooked hams, deli hams and specialty boneless hams. These products are sold to supermarket chains under various brand names, including "Thorn Apple Valley(R)," "Colonial(R)" and "Cavanaugh Lakeview Farms(R)" and other controlled and private label brands.

     The Thorn Apple Valley-Carolina division of the Company ("Carolina"), which is located in Holly Ridge, North Carolina, produces bacon and related by-products. These items are sold principally to supermarket chains under brand names which include "Thorn Apple Valley(R)," "Colonial(R)" and other controlled and private label brands.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 30, 1997

     The Thorn Apple Valley-Dixie division of the Company ("Dixie"), which is located in Forrest City, Arkansas, is primarily engaged in the production of hot dogs. The products are sold to supermarket chains and to international markets under brand names which include "Wilson Certified(R)," "Corn King(R)" and "Colonial(R)" and other controlled and private label brands.

     The Thorn Apple Valley-Ponca City division of the Company ("Ponca City"), which is located in Ponca City, Oklahoma, is primarily engaged in the production of boneless and bone-in hams, premium, double glazed spiral sliced hams and premium sliced lunch meats such as turkey ham, turkey breast and cooked ham. The Ponca City facility is a newly-constructed, 171,000 square foot processing plant that was put into production in November 1995. Its products are sold to supermarket chains under brand names which include "Thorn Apple Valley(R)," "Wilson Certified(R)," "Corn King(R)," "Cavanaugh Lakeview Farms(R)" and "Colonial(R)" and other controlled and private label brands.

     During the fourth quarter of fiscal 1997, the Company decided to close its Thorn Apple Valley-Council Bluffs division ("Council Bluffs"), which was engaged in the production of a variety of boneless ham products. The production of these products was moved primarily to the Company's Ponca City division.

FRESH MEATS PRODUCTS

     The Thorn Apple Valley-Fresh Meats division of the Company, which is located in Detroit, Michigan, is engaged in the slaughtering and cutting of hogs and the sale of primal cuts of fresh pork products, including hams, shoulders, loins, ribs, butts and pork bellies, and of related by-products, such as edible renderings and meat trimmings. Approximately 3,044,000, 3,339,000 and 3,146,000 hogs were slaughtered by its Fresh Meats division in fiscal years 1997, 1996 and 1995, respectively. The Company's Utah division, which was closed during fiscal 1995, slaughtered approximately 274,000 hogs during fiscal year 1995.

     Sales of products by the Fresh Meats division are ordinarily initiated and completed by telephone between buyers and Fresh Meats sales personnel. Sales are also made through brokers located throughout the United States and abroad. Customers for primal cuts and trimmings are generally wholesalers, supermarket chains, and outside processors. Most edible offal items are cleaned, boxed and frozen for storage until delivery to the customer. Fat trimmings and some inedible items are sold to renderers. The Company also further processes some of its primal cuts into higher margin boneless products.

     The supply of hogs, plant operating efficiencies, industry slaughter capacity, prevailing prices for competing meat products and consumer demand all affect the profitability of the Company's Fresh Meats operations. The profit margins experienced by the Company and the fresh pork industry on sales of fresh pork and by-products remained low during fiscal 1997. Fresh pork profit margins continue to remain under pressure as a result of an industry-wide hog shortage and continuing high prices for hogs. The Company is unable to predict at this time when industry-wide profit margins will increase.

TRADEMARKS AND LICENSES

     The Company owns or has the right to use over 80 various trademarks, including those described above. The trademarks are valuable to the Company because of the significant market advantage that name recognition provides in the national and international retail markets served by the Company. Most of the trademarks used by the Company are registered with the appropriate administrative offices, and the Company intends to renew each such registration as long as the related trademark is used with respect to a current line of products.

DISTRIBUTION AND CUSTOMERS

     During fiscal 1997 approximately 17% of the Company's products were marketed in Michigan. This percentage was 16% and 19% for fiscal 1996 and 1995, respectively. The balance of the products were

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 30, 1997

marketed in each of these years primarily in 46 other states, Washington, D.C., Canada and to Pacific Rim countries. Sales to customers in foreign countries during fiscal 1997 totaled approximately $33,900,000. This total was $24,600,000 for fiscal 1996 and approximately $8,600,000 for fiscal 1995.

     On a regular basis, the Company sells its Fresh Meats and Processed Meats products to more than 1,000 customers. These customers consist primarily of wholesalers, supermarket chains and, in the case of the Company's Fresh Meats division, other producers of meat and poultry products. For fiscal 1997, approximately 35% of the Company's sales were made to its 10 largest customers, none of whom accounted for as much as 10% of the Company's sales. The Company does not have any significant long-term sales commitments.

     In servicing its customers, the Company utilizes two strategically located distribution centers located in Edwardsville, Kansas and Detroit, Michigan. The distribution centers' geographic locations allow the Company greater flexibility in providing the highest level of service in meeting the needs of the Company's customers. In addition to increasing the level of customer service, the distribution centers have allowed the Company to increase its efficiencies thereby reducing overall distribution costs.

     The Company owns and operates a fleet of refrigerated tractor-trailers and additional trailers which are used for transporting a portion of its products to customers and to the Company's production facilities. The Company also engages the services of contract carriers, including Coast Refrigerated Trucking Co., Inc. and National Food Express, Inc., both wholly-owned subsidiaries of the Company. The Company reorganized its transportation operations during fiscal 1997 in an effort to reduce overall trucking costs. As part of the reorganization the Company closed Miller's Transport Inc., a contract carrier which was a wholly-owned subsidiary. In addition to its own delivery equipment, the Company utilizes non-affiliated carriers or has customers make their own arrangements for delivery.

RAW MATERIALS

     The Company's primary raw material is live hogs. The purchase of hogs accounted for approximately 71% of the total purchases of raw materials made by the Company during fiscal 1997. Purchases of live hogs are through a network of buying stations, selected brokers and direct from hog producers mainly in the states of Michigan, Ohio, Indiana and Illinois and in Ontario, Canada. Pursuant to an agreement with Michigan Livestock Exchange ("MLE"), MLE supplied approximately 62% of the total hogs purchased by the Company in fiscal 1997 (see "Purchase and Management Agreement" below for further discussion of this agreement). The transportation of hogs to the Company's Fresh Meats processing facility is primarily in tractor-trailers owned and operated by independent contractors.

     During fiscal 1997, Grand Rapids obtained 32% of all of the pork required in its operations from the Company's Fresh Meats division, which constituted approximately 16% of the cost of the total meat requirements of Grand Rapids. Approximately 78% of the pork processed during fiscal 1997 at Smoked Meats was obtained from the Company's Fresh Meats division, which constituted approximately 67% of its total meat requirements. Approximately 19% of the pork requirements of Ponca City was obtained from the Company's Fresh Meats division, which comprised approximately 13% of its total meat requirements. The Company's Dixie plant received approximately 56% of its pork requirements from the Company's Fresh Meats division, which represented approximately 14% of its total meat requirements. Approximately 66% of the pork bellies processed by Carolina were obtained from the Company's Fresh Meats division.

     The Company purchases poultry, beef and other meats required for its Processed Meats products and other materials such as seasonings, smoking and curing agents, sausage casings and packing materials from a number of readily-available sources.

     During the fourth quarter of fiscal 1997, the Company suspended a joint production agreement (the "Production Agreement") with a major meat packing company (the "Producer"), that was assumed in connection with the Wilson acquisition. The suspension of the Production Agreement resulted in the planned

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 30, 1997

closing of a processed meats facility in Council Bluffs, Iowa, where the Company had some of its boneless ham products produced. The Iowa plant had been operated under the Production Agreement between the Company and the Producer. Pursuant to the Production Agreement, the Producer constructed a ham production facility and the Company furnished all of the production equipment to be used in such facility. In addition, the Producer was obligated to produce at such facility on an exclusive basis, all boneless ham products which the Company would have required. In return, the Company had agreed to pay and/or reimburse the Producer for all operating and fixed costs incurred at the facility. The Production Agreement had an initial term expiring on June 6, 2001. Production of the Company's boneless ham product lines will be transferred to the Company's Ponca City plant. As a result of the suspension of the Production Agreement, the Company recorded a one-time pre-tax restructuring charge to operations of $5.0 million; see Note 12 to the Notes to the Consolidated Financial Statements for additional information relating to the fiscal 1997 restructuring charge.

     Additionally in connection with the Wilson acquisition, the Company has also assumed a supply agreement with the Producer which was also suspended in connection with the suspension of the Production Agreement.

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

EMPLOYEES

     The Company has approximately 4,100 employees, approximately 900 of whom are engaged in slaughtering and cutting hogs, approximately 2,300 of whom are engaged in the production of the processed meat and poultry products, and approximately 900 of whom are employed in administration, sales or transportation.

     The majority of the Company's production workers are employed under five union contracts. These contracts are generally for a period of two to four years and have various expiration dates through the second quarter of fiscal 2001. The Company has historically maintained good labor relations. The unexpired portions of the existing agreements contain no significant labor cost increases.

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

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 30, 1997

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

ITEM 2. PROPERTIES

     The Company's principal plants, distribution centers and corporate headquarters, all of which are owned by the Company (unless otherwise indicated), are located as follows:

                                                                                              APPROXIMATE
                                                                              LAND AREA       FLOOR SPACE
LOCATION                                        OPERATION                     IN ACRES         (SQ. FT.)
--------                                        ---------                     ---------       -----------
Detroit, Michigan                 Hog slaughtering and boning                    3.2            218,000
                                  operations
Ponca City, Oklahoma              Producer of boneless and bone-in              42.0            171,000
                                  hams, premium double-glazed spiral
                                  sliced hams and premium sliced lunch
                                  meats
Detroit, Michigan                 Producer of premium sliced lunch               4.8            150,000
                                  meats, spiral sliced hams, cooked
                                  hams, deli hams and specialty
                                  boneless hams
Holly Ridge, North Carolina       Producer of bacon products                   179.0            150,000
Grand Rapids, Michigan            Producer of hot dogs, lunch meats,            18.5            135,000
                                  corned beef and smoked sausage
Forrest City, Arkansas            Producer of hot dogs                          11.3             70,000
Edwardsville, Kansas(1)           Distribution center                             --             60,000
Council Bluffs, Iowa(2)           Producer of boneless ham                        --             53,000
Detroit, Michigan(1)(3)           Distribution center                             --             50,000
Walker, Michigan                  Poultry boning and producer of pork           27.0             45,000
                                  sausage and corned beef products
Southfield, Michigan(4)           Corporate headquarters                          --             34,000

-------------------------
(1) The Company leases warehouse space in these facilities.

(2) This facility is owned by a third party. See "Business--Raw Materials." Also see Note 12 to Notes to Consolidated Financial Statements related to the Company's suspension of its production agreement.

(3) This facility is leased from a related party.

(4) The Company leases this office space.

     In addition to the Company's plants, the Company owns and leases various buildings in Michigan and North Carolina. These buildings are used for maintenance, storage, certain manufacturing, distribution and other ancillary services and truck garages.

     The land on which each of these properties is located (excluding the leased properties) is owned by the Company. The properties described above were subject to mortgages collateralizing outstanding indebtedness in the aggregate amount of approximately $5.0 million as of May 30, 1997. As of the date of this Annual

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 30, 1997

Report on Form 10-K, substantially all of the Company's assets are subject to liens. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition."

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

     As of August 18, 1997 there were 506 shareholders of record of the Company.

     The shares of the Company's Common Stock are traded in the over-the-counter market and their price is quoted on the Nasdaq National Market under the symbol "TAVI." The table below sets forth the range of the highest and the lowest sales prices and the cash dividends paid for the past two fiscal years.

     In October 1995, the Company's Board of Directors discontinued the payment of dividends on the Company's Common Stock in order to conserve cash for future operations. Since such date, the Company entered into agreements with various lenders which restrict the Company's ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Financial Condition" below. The Company has no current plans of paying dividends on its Common Stock.

                                                        1996                                1997
                                            -----------------------------       -----------------------------
                                              SALES PRICE                         SALES PRICE
FISCAL                                      ----------------    DIVIDENDS       ----------------    DIVIDENDS
QUARTER                                     HIGH      LOW        PAID           HIGH      LOW        PAID
-------                                     ----      ---      ---------        ----      ---      ---------
First...................................    $23.50    $18.00      $0.7          $14.25    $ 8.75       --
Second..................................     19.50     15.12        --           15.75     11.31       --
Third...................................     17.75     14.00        --           16.75     13.12       --
Fourth..................................     15.75     10.25        --           19.75     12.25       --

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 30, 1997

ITEM 6. SELECTED FINANCIAL DATA

                                                     FISCAL YEAR ENDED(1)
                           ------------------------------------------------------------------------
                           MAY 28, 1993   MAY 27, 1994   MAY 26, 1995   MAY 31, 1996   MAY 30, 1997
                           ------------   ------------   ------------   ------------   ------------
Net sales................  $729,909,723   $772,098,333   $744,542,466   $983,084,427   $955,793,588
Net income (loss)........    13,862,567     14,083,373      5,254,886    (21,707,744)    (3,166,241)
Net income (loss) per
  common share(2)........         $2.36          $2.40           $.91         $(3.76)         $(.53)
Total assets.............  $143,948,845   $185,442,085   $204,296,365   $327,140,201   $302,786,457
Total long-term debt
  (excluding current
  portion)...............     8,844,391     27,936,985     35,464,669    159,808,923    150,128,541
Cash dividends per
  share..................          $.20           $.27           $.28           $.07            $--

-------------------------
(1) The Company's fiscal year consists of the 52- or 53-week period ending on the last Friday in May of each year. Fiscal 1996 was a 53-week fiscal year and all other years presented in this table were 52-week fiscal years.

(2) Earnings (loss) per share figures have been restated for all periods presented to reflect a three-for-two stock split, effected as a 50% stock dividend paid on December 23, 1992 to all shareholders of record of the Company as of the close of business on December 1, 1992.

    For additional discussion of the differences in operating results in fiscal 1997 as compared to fiscal 1996, see "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATION

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

     Hog prices represent the principal production cost of pork slaughterers and are an important element in the cost of certain processed meat products as well. Hog prices and hog supply are determined by constantly changing market forces. The ability of hog slaughterers and processors to maintain satisfactory margins may be affected by market factors over which such industry participants have limited control, including, in addition to the supply and price of live hogs, industry-wide slaughter levels, competition, the relative price of substitute products, overall domestic retail demand and the level of exports. Negatively affecting the Company and others in the slaughtering industry is the continuing lack of market hogs available for slaughter compared with the industry's slaughter capacity. The continued imbalance between the industry's slaughter capacity and the availability of market hogs has created a situation in which increases in raw material prices have outpaced increases in selling prices. Although the Company does not expect profitability to improve in its Fresh Meats operations in the near term, the Company believes that the recent high levels of hog producer profitability will encourage additional hog production, which should allow this industry segment to return to more profitable levels.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 30, 1997

     The following discussion analyzes material changes in the financial information of the Company on a year to year basis.

RESULTS OF OPERATION

  Fiscal 1997 as Compared to Fiscal 1996
  (52 week fiscal year compared to 53 week fiscal year)

     The Company's net loss for the fiscal year ended May 30, 1997 was $3.2 million compared with a net loss of $21.7 million in 1996. The fourth-quarter and year-end net results include an after-tax restructuring charge of $3.3 million. The restructuring charge covers an estimate of future costs associated with the suspension of a joint production agreement at a processing facility in Council Bluffs, Iowa; see Note 12 of the Notes to the Consolidated Financial Statements for additional information related to the restructuring charge. The LIFO (last in, first out) method of valuing inventories had the effect after taxes of increasing earnings by approximately $3.2 million compared with a decrease to earnings of $8.9 million in fiscal 1996. The improvement in results is primarily attributable to higher processed meat and fresh pork operating margins.

     Operating profits in the Processed Meats division improved significantly as a result of higher margins, improved product mix, lower selling expenses and improved plant operating efficiencies. Offsetting higher margins was a reduction in sales tonnage attributable to the Company's planned elimination of lower-margin product lines and its focus on maintaining reasonable profit margins on high-volume commodity products. Operating profits in the Fresh Meats division also improved primarily as a result of improved plant operating efficiencies. Offsetting the improved plant efficiencies were lower industry-wide fresh pork margins resulting from the continuing imbalance between the industry's slaughter capacity and the availability of market hogs.

     Net sales for fiscal 1997 decreased $27.3 million or 2.8 percent to $955.8 million from $983.1 million in the comparable prior year. Net sales in the Company's Processed Meats operations decreased by 4.0% while net sales in the Fresh Meats operations remained even compared to the prior year. Sales volume decreased in the Company's Processed Meats operations and Fresh Meats operations by 11.0% and 7.8%, respectively. Offsetting the lower sales volumes were increases in Processed Meats and Fresh Meats average selling prices of 7.9% and 8.0%, respectively. The increases in average selling prices was primarily attributable to the 15% increase in the cost of live hogs, the Company's primary raw material.

     Cost of goods sold (including delivery costs) decreased $63.3 million or 6.8% in fiscal 1997, as compared to fiscal 1996, primarily as a result of lower sales volume. As a percentage of net sales, cost of goods sold decreased to 91.0% in fiscal year 1997 from 94.8% in fiscal 1996, principally as a result of improved operating efficiencies in both the Company's Processed Meats and Fresh Meats operations. Operationally, the Company's facilities continue to run very efficiently on a direct-cost basis.

     Selling expenses decreased $5.1 million or 13.5% from the comparable prior year period, primarily as a result of lower promotional expenses and a reduction in operating costs associated with the sales department's completion of its integration of the Wilson sales function into the Company's business. As a percentage of net sales, selling expenses decreased to 3.4% from 3.8%.

     General and administrative expenses increased $.6 million, or 2.4%, mainly as the result of general price and wage increases. As a percentage of net sales, general and administrative expenses increased to 2.8% from 2.7%.

     Net interest costs increased $3.3 million, or 38.5%. The increase is attributable to an increase in interest expense related to increased borrowings under the Company's revolving credit agreement, as a result of the Company's fiscal 1996 operating losses and capital expenditures related to the Ponca City facility construction and increased interest rates associated with the Company's restructuring of its long-term revolving credit and private placement note agreements in September, 1996.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 30, 1997

     The benefit for income taxes decreased $10.6 million, primarily due to the decrease in pre-tax loss from operations of $29.2 million to a loss of $5.4 million from a loss of $34.6 million in the comparable prior year period, resulting from the factors discussed above. The Company's effective tax benefit rate increased to (41.4%) from (37.2%).

     Loss per share of common stock decreased $3.23 from a loss of $3.76 to a loss of $.53 per share for the comparable prior year period. The reduction in losses resulted from the factors discussed above.

  Fiscal 1996 as Compared to Fiscal 1995
  (53 week fiscal year compared to 52 week fiscal year)

     The Company's net loss for the fiscal year ended May 31, 1996 was $21.7 million compared with net income of $5.3 million in fiscal 1995. The Company's fiscal 1995 net income was negatively impacted by a restructuring charge of approximately $5.0 million; see Note 12 to the Notes to the Consolidated Financial Statements for additional information on the fiscal 1995 restructuring charge. The decrease in profits was primarily attributable to lower fresh pork and processed meat profit margins and higher overhead costs in both the fresh and processed meat divisions. The LIFO (last in, first out) method of accounting for inventories had the effect after taxes of decreasing earnings for fiscal 1996 by approximately $8.9 million, compared with an increase to earnings of approximately $1.3 million in fiscal 1995.

     Operating profits for the Processed Meats division were negatively impacted by increased overhead costs associated with the manufacturing facilities acquired as part of the Wilson acquisition, along with the start-up costs associated with the Ponca City facility. The profit margins experienced by the Fresh Meats division were lower during fiscal 1996 than the margins experienced by the Company in recent years due to adverse industry pricing conditions and inefficiencies at the Company's Fresh Meats facility. The Fresh Meats facility's inefficiencies were due in part to the operational difficulties encountered as a result of the complexities of the plant's operations and the high rate of speed at which the plant operates. In response, the Company began assembling a new plant management team in September, 1995.

     Net sales for fiscal 1996 increased by $238.5 million or 32.0%. Sales volume and average selling prices in the Company's Processed Meats operations increased by 34.2% and 11.8%, respectively. The Company's Processed Meats operations sales volume increased primarily as a result of the Wilson acquisition. The Company's Fresh Meats operation's net sales increased by 10.3%, due to an increase in average selling prices of 18.0%, offset in part by a decrease in sales tonnage of 6.5%. The increase in average selling prices was significantly less than the increase of approximately 25.7% in the cost of live hogs, the Company's primary raw material. The Company's Fresh Meats sales volume was down primarily due to the closing, during fiscal 1995, of the Company's Tri-Miller facility and to an increase in fresh pork being retained for use in the Company's Processed Meats operations.

     Cost of goods sold (including delivery costs) increased by $263.0 million in fiscal 1996, or 39.3%, as compared to fiscal 1995, principally as a result of the increase in sales volume related to the Wilson acquisition and as a result of the increased cost of live hogs referred to above. As a percentage of net sales, costs of goods sold increased from 89.8% in fiscal 1995 to 94.8% in fiscal 1996, primarily as a result of overhead costs associated with the integrated Wilson business and higher overhead costs associated with the recently completed Fresh Meats facility renovation, additional costs associated with the Ponca City plant and lower margins in the Company's Fresh Meats division. Although the Company believes that the Fresh Meats and Ponca City plants are now operating at acceptable levels, the Company is unable to predict at this time if or when industry fresh pork margins will return to more profitable levels.

     Selling expenses increased by $12.2 million in fiscal 1996, or 47.9%, as compared to fiscal 1995, principally as a result of the additional sales employees, sales offices, and promotional programs associated with the Wilson acquisition. As a percentage of net sales, selling expenses increased to 3.8% in fiscal 1996 from 3.4% in fiscal 1995, mainly due to the factors discussed above.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 30, 1997

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

     The provision for income taxes decreased by $15.8 million in fiscal 1996, primarily due to the decrease in pre-tax income from operations of $42.8 million to a pre-tax loss of $34.6 million from pre-tax income of $8.2 million in the comparable prior period, resulting from the factors discussed above. The Company's effective tax rate decreased to (37.2%) in fiscal 1996 from 35.9% in fiscal 1995.

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

     The Company has historically maintained lines of credit in excess of the cash needs of its business. At May 30, 1997, the Company had a revolving credit agreement with four participating financial institutions whereby it could borrow in the aggregate up to $81.6 million of which $62.9 million was drawn upon and $1.75 million was used to support letters of credit. The line of credit bears interest at or below the prime rate charged by major banks. Additionally, in August 1997, the Company obtained a temporary $15.0 million seasonal line of credit with the same four participating institutions which will be used to help finance the Company's traditional holiday inventory buildup. This temporary seasonal line of credit expires February 6, 1998.

     At May 30, 1997, the Company had approximately $6.0 million in cash. Cash provided by operations during the fifty-two weeks ended May 30, 1997 was approximately $30.0 million. In addition, the Company obtained $3.0 million from the sale of Common Stock to the Chairman of the Company's Board of Directors. Cash available at the beginning of the year plus cash generated from operations and acquired from financing activities was used principally to pay down borrowings under the revolving credit agreement and other long-term debt of $40.9 million and to fund net capital expenditures of $9.7 million. The financing activities included the issuing of $17.25 million of Convertible Subordinated Debentures due April 1, 2007. The debentures bear interest at a fixed rate of 9% and are convertible into shares of the Company's Common Stock at any time prior to maturity at a conversion price of $18.75 per share. Under certain circumstances the debentures are redeemable at the Company's option. See note 4D in the "Notes to Consolidated Financial Statements" included in this Form 10-K for further discussion of the subordinated debt issue. The Company's net working capital decreased to $56.2 million at May 30, 1997 from $59.0 million at May 31, 1996.

     The Company's debt is secured by substantially all of the Company's assets. In addition, the various loan agreements contain financial covenants with respect to consolidated net worth and interest coverage ratio (as defined therein). In addition, the agreements limit borrowings, capital expenditures and investments, and do not allow the payment of cash dividends or repurchase of the Company's common stock.

     The Company entered into an Amendment Agreement effective in May 1997 (the "Amendment Agreement") with its secured lenders to amend its various loan agreements and note agreements to exclude

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 30, 1997

the $5.0 million restructuring charge taken with respect to the closing of the Council Bluffs Facility from the computation of the various financial covenants under such agreements. If the Amendment Agreement had not been entered into, the Company would have been in default under such loan agreements and note agreements as a result of such restructuring charge.

     The Company anticipates net capital expenditures during fiscal 1998 of approximately $8.0 million, which will be used to upgrade various machinery and equipment with continued emphasis on projects that will further streamline operations, for increased efficiencies and productivity gains. Management believes that funds provided from operations and borrowings under available lines of credit will permit it to continue to finance its current operations and to further develop its business in accordance with its operating strategies.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (Pages immediately following signature page)

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 30, 1997

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
         OF THE REGISTRANT

     Partially incorporated by reference pursuant to Rule 12b-23 from the Company's 1997 Proxy Statement furnished in connection with the Company's Annual Meeting of Shareholders to be held on October 29, 1997.

                        EXECUTIVE OFFICERS OF REGISTRANT

                                        YEAR FIRST
                                          BECAME
            NAME                 AGE     OFFICER                              POSITION
            ----                 ---    ----------                            --------
Henry S Dorfman..............    75     1959          Chairman of the Board
Joel Dorfman.................    46     1978          President and Chief Executive Officer
Louis Glazier................    48     1980          Executive Vice President Finance and Administration
Keith Jahnke.................    43     1987          Executive Vice President Processed Meats
Edward Boan..................    47     1987          Executive Vice President Pork and Human Resources

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

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference pursuant to Rule 12b-23 from the Company's 1997 Proxy Statement furnished in connection with the Company's Annual Meeting of Shareholders to be held on October 29, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference pursuant to Rule 12b-23 from the Company's 1997 Proxy Statement furnished in connection with the Company's Annual Meeting of Shareholders to be held on October 29, 1997.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 30, 1997

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS

     Incorporated by reference pursuant to Rule 12b-23 from the Company's 1997 Proxy Statement furnished in connection with the Company's Annual Meeting of Shareholders to be held on October 29, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

14(a)(1) Financial Statements

        Report of Independent Accountants
        Consolidated Balance Sheets at May 30, 1997 and May 31, 1996 Consolidated Statements of Operation for the years ended May 30, 1997,
         May 31, 1996 and
          May 26, 1995
        Consolidated Statements of Shareholders' Equity for the years ended May
         30, 1997, May 31, 1996
          and May 26, 1995
        Consolidated Statements of Cash Flows for the years ended May 30, 1997,
         May 31, 1996 and
          May 26, 1995
        and
        Notes to Consolidated Financial Statements

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

         II -- Valuation and qualifying accounts and reserves for the years ended May 30, 1997, May 31, 1996 and May 26, 1995

             Schedules other than those referred to are omitted for the reason that they are not required or are not applicable.

14(a)(3) Exhibits

          (3) (a)       Restated Articles of Incorporation Exhibit (3)(a) is
                        incorporated herein by reference to Exhibit 3.1 to the
                        Company's Form S-2 Registration Statement, Registration No.
                        33-43287.
              (b)       Amendment to Restated Articles of Incorporation Exhibit
                        (3)(b) is incorporated herein by reference to Exhibit (3)(b)
                        to the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 1993.
              (c)       By-laws, as amended to date Exhibit (3)(c) is incorporated herein by reference to Exhibit (3)(b) to the Company's
                        Annual Report on Form 10-K for the fiscal year ended May 29,
                        1981.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 30, 1997
         (10)           Material Contracts
              (a)       Bond Purchase Agreement, dated as of July 1, 1984, among The
                        Onslow County Industrial Facilities and Pollution Control
                        Financing Authority, Branch Banking and Trust Company and
                        the Company.
                               Exhibit (10)(a) is incorporated herein by reference
                              to Exhibit (10)(f) to the Company's Annual Report on
                              Form 10-K for the fiscal year ended May 31, 1991, as
                              amended by its Form 8 dated October 10, 1991.

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

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 30, 1997
                               Exhibit (10)(h) is incorporated herein by reference
                              to Exhibit (10)(gg) to the Company's Annual Report on
                              Form 10-K for the fiscal year ended May 27, 1994.

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

              (l)       Note Agreement, dated as of October 1, 1994, by and between the Company and Allstate Life Insurance Company relating to
                        $8,000,000 principal amount 8.42% Senior Notes due October
                        1, 2003.

                               Exhibit 10(l) is incorporated herein by reference to
                              Exhibit 10(t) to the Company's Annual Report on Form
                              10-K for the fiscal year ended May 26, 1994, as
                              amended.

              (m)       Note Agreement, dated as of May 15, 1995, among the Company,
                        Allstate Life Insurance Company, Principal Mutual Life
                        Insurance Company and Great-West Life & Annuity Insurance
                        Company.

                               Exhibit (10)(m) is incorporated herein by reference
                              to Exhibit 10(u) to the Company's Annual Report on
                              Form 10-K for the fiscal year ended May 26, 1994, as amended.

              (n)       Marketing and Management Agreement dated November 2, 1994 by and among Michigan Livestock Exchange, Indiana Livestock
                        Exchange and the Company.

                               Exhibit 10(n) is incorporated herein by reference to
                              Exhibit 10(v) to the Company's Annual Report on Form
                              10-K for the fiscal year ended May 26, 1994, as
                              amended.

              (o)       Amended and Restated Credit Agreement, dated as of September
                        11, 1996, among the Company, the lenders party thereto, and
                        Cooperatieve Centrale Raiffeisen-Boerenleen Bank B.A., New
                        York Branch, as agent for the lenders.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 30, 1997
                               Exhibit 10(o) is incorporated herein by reference to
                              Exhibit 10(r) to the Company's Annual Report on Form
                              10-K for the fiscal year ended May 31, 1996, as
                              amended.

              (p)       Senior Secured Seasonal Line of Credit Agreement, dated as of September 11, 1996, among the Company, the lenders party thereto, and Cooperatieve Centrale Raiffeisen-Boerenleen
                        Bank B.A., New York Branch, as agent for the lenders.

                               Exhibit 10(p) is incorporated herein by reference to
                              Exhibit 10(s) to the Company's Annual Report on Form
                              10-K for the fiscal year ended May 31, 1994, as
                              amended.

              (q)       Amendment Agreement, dated as of September 11, 1996, between the Company and Allstate Life Insurance Company relating to
                        $15,000,000 principal amount note due April 21, 2006.

                               Exhibit 10(q) is incorporated herein by reference to
                              Exhibit 10(t) to the Company's Annual Report on Form
                              10-K for the fiscal year ended May 31, 1994, as
                              amended.

              (r)       Amendment Agreement, dated as of September 11, 1996, between the Company and Allstate Life Insurance Company relating to
                        $8,000,000 principal amount note due October 1, 2003.

                               Exhibit 10(r) is incorporated herein by reference to
                              Exhibit 10(u) to the Company's Annual Report on Form
                              10-K for the fiscal year ended May 31, 1994, as
                              amended.

              (s)       Amendment Agreement, dated as of September 11, 1996, among the Company, Allstate Life Insurance Company, Principal
                        Mutual Life Insurance Company and Great-West Life & Annuity
                        Insurance Company.

                               Exhibit 10(s) is incorporated herein by reference to
                              Exhibit 10(v) to the Company's Annual Report on Form
                              10-K for the fiscal year ended May 31, 1994, as
                              amended.

              (t)       Amendment to Reimbursement Agreement, dated as of September
                        11, 1996, between the Company and Old Kent Bank.

                               Exhibit 10(t) is incorporated herein by reference to
                              Exhibit 10(w) to the Company's Annual Report on Form
                              10-K for the fiscal year ended May 31, 1994, as
                              amended.

              (u)       Intercreditor Agreement, dated as of September 11, 1996
                        among Cooperatieve Centrale Raiffeisen-Boerenleen Bank B.A.,
                        New York Branch, as Credit Agent, Seasonal Agent and
                        Collateral Agent, and the lenders party thereto, as
                        acknowledged and agreed to by the Company and its
                        subsidiaries.

                               Exhibit 10(u) is incorporated herein by reference to
                              Exhibit 10(x) to the Company's Annual Report on Form
                              10-K for the fiscal year ended May 31, 1994, as
                              amended.

              (v)       Security Agreement, dated as of September 11, 1996, among
                        the Company, the subsidiaries of the Company party thereto, and Cooperatieve Centrale Raiffeisen-Boerenleen Bank B.A.,
                        New York Branch, as Collateral Agent and Credit Agent.


                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 30, 1997
                               Exhibit 10(v) is incorporated herein by reference to
                              Exhibit 10(y) to the Company's Annual Report on Form
                              10-K for the fiscal year ended May 31, 1994, as
                              amended.

              (w)       Senior Secured Seasonal Line of Credit, dated as of August
                        5, 1997, among the Company, the lenders party thereto, and Cooperatieve Centrale Raiffeisen-Boerenleen Bank B.A., New
                        York Branch, as agent for the lenders.

              (x)       Amendment Agreement, dated as of August 8, 1997, among the
                        Company, the Banks (as defined therein), and the Noteholders
                        (as defined therein).

         (21)           Subsidiaries of the registrant.

         (23)           Consent of Coopers & Lybrand LLP.

         (27)           Financial Data Schedule.

14(b) The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this Report.

14(d)(5)  Schedules (Pages following signature page)



                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 30, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 1997.

                                          THORN APPLE VALLEY, INC.
                                          (Registrant)

                                          By: /s/ Louis Glazier

                                            ------------------------------------
                                            Louis Glazier
                                            Executive Vice President
                                            Finance and Administration

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 28, 1997.

                 SIGNATURE                                           CAPACITY
                 ---------                                           --------

                                                   Director
--------------------------------------------
               John C. Canepa

            /s/ Henry S Dorfman                    Director
--------------------------------------------
              Henry S Dorfman

              /s/ Joel Dorfman                     President and Director
--------------------------------------------       (principal executive officer)
                Joel Dorfman

                                                   Director
--------------------------------------------
             Burton D. Farbman

             /s/ Louis Glazier                     Executive Vice President Finance and
--------------------------------------------       Administration and Director
               Louis Glazier                       (principal financial and accounting officer)

            /s/ Moniek Milberger                   Director
--------------------------------------------
              Moniek Milberger

            /s/ Seymour Roberts                    Director
--------------------------------------------
              Seymour Roberts

COOPERS & LYBRAND LETTERHEAD

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Thorn Apple Valley, Inc.
Southfield, Michigan:

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thorn Apple Valley, Inc. and Subsidiaries as of May 30, 1997 and May 31, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 30, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.
Coopers & Lybrand L.L.P.

Detroit, Michigan
July 24, 1997

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  MAY 30,         MAY 31,
                                                                    1997            1996
                                                                  -------         -------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $  6,028,698    $  5,804,371
  Short-term investments....................................         500,000         627,560
  Accounts receivable, net of allowance for doubtful
    accounts (1997, $888,500; 1996, $621,800)...............      44,888,327      62,908,719
  Inventories (Note 2)......................................      65,115,331      56,263,210
  Refundable income taxes...................................                      11,490,330
  Deferred income taxes (Note 5)............................       2,727,000       2,199,000
  Prepaid expenses and other current assets.................       7,683,296       6,724,994
                                                                ------------    ------------
         Total current assets...............................     126,942,652     146,018,184
                                                                ------------    ------------
Property, plant and equipment:
  Land......................................................       1,276,933       1,519,976
  Buildings and improvements................................      67,692,480      61,640,117
  Machinery and equipment...................................     158,207,873     155,911,312
  Transportation equipment..................................       7,056,966       7,498,075
  Property under capital leases.............................      10,162,649      10,301,819
  Construction in progress..................................       3,245,764       4,475,987
                                                                ------------    ------------
                                                                 247,642,665     241,347,286
         Less accumulated depreciation......................     111,762,145      98,938,159
                                                                ------------    ------------
                                                                 135,880,520     142,409,127
                                                                ------------    ------------
Other assets:
  Intangible assets, net of accumulated amortization of
    $1,678,600 and $839,300.................................      31,893,400      32,732,700
  Other.....................................................       8,069,885       5,980,190
                                                                ------------    ------------
         Total other assets.................................      39,963,285      38,712,890
                                                                ------------    ------------
                                                                $302,786,457    $327,140,201
                                                                ============    ============
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 41,111,001    $ 47,501,565
  Notes payable, banks......................................                      14,700,000
  Accrued liabilities (Note 3)..............................      23,661,536      21,954,784
  Current portion of long-term debt (Note 4)................       4,566,445       2,818,444
  Income taxes..............................................       1,425,403
                                                                ------------    ------------
         Total current liabilities..........................      70,764,385      86,974,793
                                                                ------------    ------------
Other noncurrent liabilities (Note 12)......................       3,675,000
Long-term debt (Note 4).....................................     150,128,541     159,808,923
Deferred income taxes (Note 5)..............................       1,138,000       3,631,000
                                                                ------------    ------------
         Total noncurrent liabilities.......................     154,941,541     163,439,923
                                                                ------------    ------------
Shareholders' equity:
  Preferred stock: $1 par value; authorized 200,000 shares;
    issued none
  Common nonvoting stock: $.10 par value; authorized
    20,000,000 shares;
    issued none
  Common voting stock: $.10 par value; authorized 20,000,000 shares; issued 6,110,480 shares in 1997 and 5,786,129
    shares in 1996..........................................         611,048         578,613
  Capital in excess of par value............................      10,500,213       7,011,361
  Retained earnings.........................................      65,969,270      69,135,511
                                                                ------------    ------------
                                                                  77,080,531      76,725,485
                                                                ------------    ------------
                                                                $302,786,457    $327,140,201
                                                                ============    ============

                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    FISCAL YEARS ENDED
                                                      ----------------------------------------------
                                                        MAY 30,          MAY 31,           MAY 26
                                                          1997             1996             1995
                                                        -------          -------           ------
Net sales.........................................    $955,793,588    $  983,084,427    $744,542,466
                                                      ------------    --------------    ------------
Operating costs and expenses:
  Cost of goods sold, including delivery costs....     868,826,788       932,130,906     669,068,064
  Selling.........................................      32,468,641        37,533,477      25,377,029
  General and administrative......................      27,141,392        26,515,629      22,911,735
  Depreciation and amortization...................      17,449,390        15,378,777       9,830,100
  Restructuring charge (Note 12)..................       5,000,000                         7,857,319
                                                      ------------    --------------    ------------
                                                       950,886,211     1,011,558,789     735,044,247
                                                      ------------    --------------    ------------
Income (loss) from operations.....................       4,907,377       (28,474,362)      9,498,219
                                                      ------------    --------------    ------------
Other expense (income):
  Interest, net...................................      11,758,695         8,491,769       2,258,674
  Other, net......................................      (1,445,077)       (2,408,387)       (960,341)
                                                      ------------    --------------    ------------
                                                        10,313,618         6,083,382       1,298,333
                                                      ------------    --------------    ------------
Income (loss) before income taxes.................      (5,406,241)      (34,557,744)      8,199,886
Provision (benefit) for income taxes (Note 5).....      (2,240,000)      (12,850,000)      2,945,000
                                                      ------------    --------------    ------------
Net income (loss).................................    $ (3,166,241)   $  (21,707,744)   $  5,254,886
                                                      ============    ==============    ============
  Earnings (loss) per share of common.............    $      (0.53)   $        (3.76)   $       0.91
                                                      ============    ==============    ============

                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     COMMON STOCK          CAPITAL IN
                                              --------------------------    EXCESS OF     RETAINED
                                               SHARES            AMOUNT     PAR VALUE     EARNINGS
                                               ------            ------    ----------     --------
Balance, May 27, 1994.....................    5,803,073         $580,307   $ 4,778,498   $90,811,265
Net income................................                                                 5,254,886
Cash dividends, $.28 per share............                                                (1,610,575)
Exercise of stock options, including
  related tax benefits and other stock
  plans (Note 6 and Note 7)...............      104,645           10,465     2,161,423
Purchase and retirement of common stock...     (137,071)         (13,707)     (168,850)   (3,208,147)
                                              ---------         --------   -----------   -----------
Balance, May 26, 1995.....................    5,770,647          577,065     6,771,071    91,247,429
Net loss..................................                                               (21,707,744)
Cash dividends, $.07 per share............                                                  (404,174)
Shares issued under employee stock
  purchase plan (Note 7)..................       15,482            1,548       240,290
                                              ---------         --------   -----------   -----------
Balance, May 31, 1996.....................    5,786,129          578,613     7,011,361    69,135,511
Net loss..................................                                                (3,166,241)
Newly issued shares of common stock (Note
  10).....................................      279,883           27,988     2,972,358
Shares issued under employee stock
  purchase plan (Note 7)..................       16,968            1,697       176,950
Exercise of stock options, including
  related tax benefits (Note 6)...........       27,500            2,750       339,544
                                              ---------         --------   -----------   -----------
Balance, May 30, 1997.....................    6,110,480         $611,048   $10,500,213   $65,969,270
                                              =========         ========   ===========   ===========

                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FISCAL YEARS ENDED
                                                              ------------------------------------------
                                                                MAY 30,        MAY 31,        MAY 26,
                                                                  1997           1996           1995
                                                                -------        -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (3,166,241)  $(21,707,744)  $  5,254,886
                                                              ------------   ------------   ------------
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation..............................................    16,610,090     14,539,477      9,830,100
  Loss on disposition of fixed assets included in
    restructuring charge....................................                                   6,915,646
  Amortization of intangibles...............................       839,300        839,300
  Deferred income taxes.....................................    (3,021,000)        23,000        353,000
  (Gain) loss on disposition of property, plant and
    equipment...............................................       631,652         13,568        (15,451)
  Provision for losses on accounts receivable...............       339,055        133,951         57,300
  Gain on sale of long-term investments.....................                     (627,802)
(INCREASE) DECREASE IN ASSETS:
  Accounts receivable.......................................    17,681,337    (13,260,829)     4,049,338
  Inventories...............................................    (8,852,121)    (2,949,079)    (1,020,608)
  Refundable income taxes...................................    11,490,330    (10,124,099)    (1,366,231)
  Prepaid expenses and other assets.........................    (2,920,437)    (3,397,344)    (2,425,749)
INCREASE (DECREASE) IN LIABILITIES:
  Accounts payable..........................................    (6,390,564)    15,027,415     (1,496,234)
  Accrued liabilities.......................................     1,706,752     (6,258,669)     1,512,038
  Income taxes payable......................................     1,425,403                      (526,722)
  Other noncurrent liabilities..............................     3,675,000
                                                              ------------   ------------   ------------
  Total adjustments.........................................    33,214,797     (6,041,111)    15,866,427
                                                              ------------   ------------   ------------
  Net cash provided by (used in) operating activities.......    30,048,556    (27,748,855)    21,121,313
                                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for acquisition of Wilson, net of cash acquired
    (Note 11)...............................................                  (64,630,873)
  Proceeds from sale of long-term investments...............                    4,484,005
  Capital expenditures......................................   (11,602,699)   (38,604,784)   (43,367,769)
  Proceeds from sale of property, plant and equipment.......     1,905,568      2,712,129        412,926
                                                              ------------   ------------   ------------
  Net cash used in investing activities.....................    (9,697,131)   (96,039,523)   (42,954,843)
                                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................    17,250,000    122,500,000      8,000,000
  Proceeds from common stock sold to company officer........     3,000,346
  Principal payments on long-term debt......................   (26,198,385)    (6,215,552)    (2,008,117)
  Net borrowings (payments) under lines of credit...........   (14,700,000)     8,740,000      5,960,000
  Dividends paid............................................                     (404,174)    (1,610,575)
  Proceeds from employee stock purchase plan................       178,647        241,838
  Purchase and retirement of common stock...................                                  (3,390,704)
  Proceeds from stock options exercised, including related
    tax benefits............................................       342,294                     2,171,888
                                                              ------------   ------------   ------------
  Net cash provided by (used in) financing activities.......   (20,127,098)   124,862,112      9,122,492
                                                              ------------   ------------   ------------
  Net increase (decrease) in cash...........................       224,327      1,073,734    (12,711,038)
  Cash and cash equivalents, beginning of year..............     5,804,371      4,730,637     17,441,675
                                                              ------------   ------------   ------------
  Cash and cash equivalents, end of year....................  $  6,028,698   $  5,804,371   $  4,730,637
                                                              ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest, net of amounts capitalized....................  $ 12,164,297   $  8,324,648   $  4,003,000
                                                              ============   ============   ============
    Income taxes paid (refunded), net.......................  $(12,194,253)  $ (2,858,701)  $  3,991,000
                                                              ============   ============   ============
  Noncash investing activities:
    Capital lease obligations...............................  $  1,016,004   $    256,852   $  2,935,020
                                                              ============   ============   ============
Acquisition:

  The Company purchased substantially all of the assets of
    Wilson (Note 11)
  In conjunction with the acquisition, liabilities were
    assumed as follows:
    Fair value of assets acquired...........................                 $ 75,571,743
    Cash paid...............................................                  (64,630,873)
                                                                             ------------
    Liabilities assumed.....................................                 $ 10,940,870
                                                                             ============

                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED MAY 30, 1997, MAY 31, 1996 AND MAY 26, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS:

     The Company is engaged in the production and sale of bacon, hot dogs, lunch meats, hams, smoked sausage and turkey products, as well as the slaughtering of hogs and the sale of related fresh meat products. The Company sells its products principally to wholesalers, supermarkets and other manufacturers throughout the United States and in selected international markets.

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

PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment are stated at cost. Upon retirement or disposal of property, plant and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in other income. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is charged against results of operations as incurred. Inactive assets held for sale are recorded at the lower of net book value (cost less accumulated depreciation) or fair value less costs to sell. The Company capitalized interest incurred on debt during the course of major projects which approximated $1,092,000 and $1,048,000 during fiscal 1996 and 1995, respectively.

INTANGIBLE ASSETS:

     The Company's intangible assets consist of trademarks and tradenames and are amortized on a straight-line basis over their estimated useful lives, determined to be 40 years. Intangible assets are periodically reviewed for impairment based on an assessment of estimated future cash flows.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED YEARS ENDED MAY 30, 1997, MAY 31, 1996 AND MAY 26, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
COMMODITY OPTIONS AND FORWARD CONTRACTS:

     The Company uses a variety of commodity option and forward contracts in an effort to minimize the potential adverse effects from raw material market price level changes. Realized gains and losses are recognized currently in income and expenses. Risk management and hedging activities are often utilized with forward sales contracting, with forward raw material procurement and with margin management. The majority of the Company's finished product sales are not hedged, as they are manufactured from raw material procured from current production. Hedging activities accounted for less than 5 percent of the total quantities of annual processed meats tonnage sold.

EARNINGS PER SHARE OF COMMON STOCK:

     Earnings per share of common stock are based on the weighted average number of common shares outstanding during each year. The weighted average number of shares for 1997, 1996 and 1995 were 6,002,786, 5,778,559 and 5,754,726 respectively.

     The potential dilution from shares issuable under employee stock option plans and convertible subordinated debentures are excluded from the computation of the weighted average number of common shares outstanding since they are either not material or antidilutive.

     Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," was issued in February 1997. Adoption of SFAS 128, effective for reporting periods ending after December 15, 1997, is not expected to have a material effect in reported earnings per share.

FISCAL YEAR:

     The Company's fiscal year is reported on a 52/53-week period which ends on the last Friday in May. Fiscal year ended May 31, 1996 is a 53-week period. Fiscal years ended May 30, 1997 and May 26, 1995 are for 52-week periods.

RECLASSIFICATIONS:

     Certain amounts from prior years have been reclassified to conform with the current year presentations.

2. INVENTORIES:

                                                                   1997              1996
                                                                   ----              ----
At lower of cost or market:
  Supplies..................................................    $ 9,447,180       $ 9,559,537
  Raw materials.............................................     21,911,451        23,518,145
  Work in process...........................................      4,016,547         3,588,512
  Finished goods............................................     41,529,153        36,281,016
                                                                -----------       -----------
                                                                 76,904,331        72,947,210
Less LIFO reserve...........................................     11,789,000        16,684,000
                                                                -----------       -----------
                                                                $65,115,331       $56,263,210
                                                                ===========       ===========

     The LIFO method of accounting for inventories had the effect (after income taxes) of increasing net income by approximately $3,182,000 ($.53 per share) and $1,282,000 ($.22 per share) for the years ended May 30, 1997 and May 26, 1995, respectively, and decreasing net income by approximately $8,927,000 ($1.54 per share) for the year ended May 31, 1996.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED YEARS ENDED MAY 30, 1997, MAY 31, 1996 AND MAY 26, 1995

3. ACCRUED LIABILITIES:

     Included within accrued liabilities are employee benefits representing self-insured programs of $4,707,813 and $4,588,849 at May 30, 1997 and May 31, 1996, respectively.

4. LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                                MAY 30,             MAY 31
                                                                  1997               1996
                                                                -------             ------
A. Revolving credit agreement...............................  $ 62,900,000       $ 80,000,000
B. Private placements notes.................................    59,453,846         65,500,000
C. Revenue bonds............................................     9,455,225         10,629,449
D. Subordinated debentures..................................    17,250,000
E. Obligations under capital leases.........................     4,559,213          5,143,814
F. Other note...............................................     1,076,702          1,354,104
                                                              ------------       ------------
                                                               154,694,986        162,627,367
   Less current portion.....................................     4,566,445          2,818,444
                                                              ------------       ------------
                                                              $150,128,541       $159,808,923
                                                              ============       ============

     A. At May 30, 1997, the Company has a revolving credit agreement with four participating banks, whereby it could borrow, in the aggregate, up to $81.6 million, bearing interest at variable rates ranging from below prime rate to the prime rate charged by major banks. The commitments under the revolving credit agreement expire on May 30, 1998. The commitment fee on the unused portion of the facility is .25 percent per annum. The weighted average interest rate at May 30, 1997 was 7.63 percent. Unused lines of credit of $17.0 million were available at May 30, 1997.

     The Company has various agreements between the parties involved in the revolving credit agreement, the private placement lenders (see note 4B) and the limited obligation revenue bond lender (see note 4C), whereby it has granted, on a pro-rata basis, a first lien on substantially all of the Company's assets. These agreements contain financial covenants with respect to consolidated net worth and consolidated earnings available for interest expense (as defined therein). In addition, among other things, the agreements limit borrowings, capital expenditures and investments, and do not allow the payment of cash dividends or repurchase of the Company's common stock.

     B. At May 30, 1997, the Company has three separate issues of long-term notes in private placements to institutional investors. The first outstanding issue, dated April 1, 1994, has an outstanding principal balance of $13,615,385, bearing interest at a fixed rate of 7.45 percent per annum. The principal is due in equal annual installments of $1,512,820 beginning April 1, 1998, and ending April 1, 2005, with the remaining principal payable at maturity on April 21, 2006. The second outstanding issue, dated October 1, 1994, has an outstanding principal balance of $7,261,538, bearing interest at a fixed rate of 9.42 percent per annum. The principal is due at maturity on October 1, 2003. The third outstanding issue, dated on May 30, 1995, has an outstanding principal balance of $38,576,923, bearing interest at a fixed rate of 8.58 percent per annum. The principal is due in annual installments of $5,510,989 beginning May 15, 1999, and ending at maturity on May 15, 2005. Interest under all of the above issues is payable on a monthly basis.

     C. At May 30, 1997, the Company has three separate revenue bond issues. The first outstanding issue, referred to as the industrial revenue bond, has an outstanding principal balance of $1,937,500 with varying quarterly principal payments due July 1, 1997 through January 1, 2000, and quarterly interest at
81.1 percent of the current prime rate (at May 30, 1997 the rate was 6.89 percent).

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED YEARS ENDED MAY 30, 1997, MAY 31, 1996 AND MAY 26, 1995

4. LONG-TERM DEBT -- CONTINUED
     The second outstanding issue, which is referred to as the limited obligation revenue bond, has an outstanding principal balance of $5,500,000 with monthly interest payments at a variable rate and the principal due at maturity on December 1, 2005. The variable rate of interest paid on the second issue during the month of May 1997 averaged 4.31 percent.

     The third outstanding issue, referred to as the economic development revenue bond, has an outstanding principal balance of $2,017,725 with varying monthly principal and interest payments through maturity on June 30, 2000, bearing interest at a fixed rate of 6 percent per annum.

     The first and third bond issues are collateralized by property, plant and equipment. The second bond issue is collateralized by a $5,600,000 letter of credit. The letter of credit is now secured by a first lien on substantially all of the Company's assets as described above.

     The Company's industrial revenue and economic revenue bond agreements contain restrictive covenants that include the maintenance of a minimum level of consolidated tangible net worth, as defined, and of certain financial ratios.

     D. On March 25, 1997, the Company completed a public offering of $17,250,000 of Convertible Subordinated Debentures due April 1, 2007, bearing interest at a fixed rate of 9 percent per annum. Interest is payable semi-annually on April 1 and October 1, commencing on October 1, 1997, with interest accruing from the date of issuance. The Debentures are convertible into shares of the Company's Common Stock at any time prior to maturity, at a conversion price of $18.75 per share. Accordingly, each $1,000 principal amount of Debentures is convertible into 53.33 shares of Common Stock, for an aggregate of 920,000 shares, representing approximately 13.1 percent of the outstanding Common Stock after including the converted shares. The Debentures are redeemable at the Company's option, at any time in whole or in part, except that the Debentures may not be redeemed prior to April 1, 2000, unless the closing sale price of the Common Stock equals or exceeds 140 percent of the then current conversion price for any 20 consecutive trading days.

     The Debentures are subordinated to all existing and future senior indebtedness of the Company. Although the Debentures are cross-defaulted with the Company's existing secured indebtedness, the Debentures do not require the Company to comply with any other financial covenants.

     E. The Company has obligations under capital leases bearing interest at fixed rates ranging from 5.5 percent to 11 percent and are collateralized by property, plant and equipment.

     Property under capital leases consists of the following:

                                                         1997              1996
                                                         ----              ----
Machinery and equipment...........................    $10,162,649       $10,301,819
Less accumulated amortization.....................      3,866,704         3,408,120
                                                      -----------       -----------
                                                      $ 6,295,945       $ 6,893,699
                                                      ===========       ===========

     Future minimum rentals for property under capital leases mature through the year 2001, with a present value of total minimum lease obligation of $4,559,213.

     F. The Company has a note bearing interest at a fixed rate of 7 percent per annum. Principal and interest are due quarterly through the date of maturity on September 13, 2000. The note is secured by a second lien on certain property, plant and equipment.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED YEARS ENDED MAY 30, 1997, MAY 31, 1996 AND MAY 26, 1995

4. LONG-TERM DEBT -- CONTINUED
     The aggregate maturities of long-term debt (excluding obligations under capital leases) during the five years subsequent to May 30, 1997 are: 1998; $3,069,025, 1999; $71,588,163, 2000; $8,600,116, 2001; $7,258,870, and 2002;
$7,023,809.

     The fair value of the Company's long-term debt approximates the carrying amount based on the current rates offered to the Company on similar debt.

5. INCOME TAXES:

     The Company's provision (benefit) for income taxes was as follows:

                                                         1997               1996              1995
                                                         ----               ----              ----
Currently payable (benefit):
     Federal......................................    $   781,000       $ (9,939,000)      $2,259,000
     State and local..............................                                            333,000
                                                      -----------       ------------       ----------
     Total currently payable (benefit)............        781,000         (9,939,000)       2,592,000
Deferred:
     Federal and state............................     (3,021,000)        (2,911,000)         353,000
                                                      -----------       ------------       ----------
     Total provision (benefit)....................    $(2,240,000)      $(12,850,000)      $2,945,000
                                                      ===========       ============       ==========

     Deferred income taxes reflect the estimated future tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

     The components of deferred income tax assets and liabilities as of May 30, 1997 and May 31, 1996 are as follows:

                                                          1997                                1996
                                             ------------------------------      ------------------------------
                                             DEFERRED TAX      DEFERRED TAX      DEFERRED TAX      DEFERRED TAX
                                                ASSETS         LIABILITIES          ASSETS         LIABILITIES
                                             ------------      ------------      ------------      ------------
Depreciation.............................                       $7,875,000                          $5,799,000
Employee benefit plans...................    $ 1,765,000                          $1,721,000
Bad debt expense.........................        333,000                             235,000
Capital leases...........................                           73,000                             215,000
Restructuring charge.....................      1,875,000
Estimated losses on assets held for
  disposal...............................        197,000                             375,000
Amortization of intangibles..............                        1,049,000                             525,000
Credit carryforward......................      5,089,000                           3,170,000
Tax benefit of net operating loss
  carryforward...........................      1,617,000
All other................................        103,000           393,000            39,000           433,000
                                             -----------        ----------        ----------        ----------
     Total deferred taxes................    $10,979,000        $9,390,000        $5,540,000        $6,972,000
                                             ===========        ==========        ==========        ==========

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED YEARS ENDED MAY 30, 1997, MAY 31, 1996 AND MAY 26, 1995

5. INCOME TAXES -- CONTINUED
     A reconciliation of the provision for income taxes is shown below:

                                              1997                  1996                 1995
                                        -----------------   --------------------   ----------------
                                          AMOUNT       %       AMOUNT        %       AMOUNT      %
                                          ------       -       ------        -       ------      -
Federal income tax (benefit) at
  statutory rate......................  $(1,892,000)  (35)  ($12,095,000)    (35)  $2,870,000   35
State and local income taxes, net of
  federal income tax benefit..........                                                232,000    3
Lower tax rate attributable to foreign
  sales corporation...................      (55,000)   (1)      (110,000)            (138,000)  (2)
Nondeductible expenses................      138,000     3
Utilization of tax credits............     (465,000)   (9)      (873,000)   (2.5)
Other.................................       34,000     1        228,000              (19,000)
                                        -----------   ---   ------------   -----   ----------   --
                                        $(2,240,000)  (41)  $(12,850,000)  (37.5)  $2,945,000   36
                                        ===========   ===   ============   =====   ==========   ==

     The credit carryforward of $5,089,000 for which the tax benefit has been recognized, consists of general business credits of $2,739,000 which expire between the years 2008 and 2011 and alternative minimum tax credit carryforwards of $2,350,000, which can be carried forward indefinitely. The NOL carryforward of $4,621,000 on a pre-tax basis will expire in the year 2013.

6. STOCK OPTION PLANS:

     The Company's 1996 Employee Stock Option Plan authorized the Company's Stock Option Committee to grant options for up to 600,000 shares of the Company's common stock to present or prospective employees. At May 30, 1997, there were 54,500 options granted but not exercised at $10.25 per share and 545,500 shares remained to be granted under the 1996 Plan.

     At May 30, 1997, there were 674,800 options granted but not exercised at prices of $10.25, $17.00, $23.00 and $26.00 per share and 141,000 options granted but not exercised at prices of $2.56 and $19.67 per share under the 1990 and 1982 Employee Stock Option Plans, respectively. Under the 1990 and 1982 plans no shares remain to be granted.

     The Company's Stock Option Committee may designate any requirements regarding option price, waiting period or an exercise date for options granted under the plans, except that incentive stock options may not be exercised at less than the fair market value of the stock on the date of grant, and no option may remain outstanding for more than 10 years. Under all plans, the exercise price of each option equals the market price of the Company's common stock on the date of grant. Under all plans, the options granted are immediately exercisable.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED YEARS ENDED MAY 30, 1997, MAY 31, 1996 AND MAY 26, 1995

6. STOCK OPTION PLANS -- CONTINUED
     The following is a summary of options granted under the plans:

                                  1997                         1996                         1995
                       --------------------------   --------------------------   ---------------------------
                                 WEIGHTED AVERAGE             WEIGHTED AVERAGE              WEIGHTED AVERAGE
                       SHARES     OPTION PRICES     SHARES     OPTION PRICES      SHARES     OPTION PRICES
                       ------    ----------------   ------    ----------------    ------    ----------------
Balance, beginning...  646,300        $18.91        484,550        $19.76         465,000        $17.00
Exercised............  (27,500)       $10.25             --            --        (100,200)       $16.67
Canceled or
  terminated.........  (16,000)       $16.02        (33,750)       $20.16         (50,750)       $21.50
Granted..............  267,500        $10.25        195,500        $17.00         170,500        $26.00
                       -------                      -------                      --------
Balance, ending......  870,300        $16.57        646,300        $18.91         484,550        $19.76
                       =======                      =======                      ========

     At May 30, 1997, under all plans, the range of exercise prices on outstanding options is $2.56 to $26.00 per share with a weighted average remaining contractual life of 7.3 years.

     At May 30, 1997, there were 46 participants in the 1996 Employee Stock Option Plan, 28 participants in the 1990 Employee Stock Option Plan, and 11 participants in the 1982 Employee Stock Option Plan.

     The Company has adopted the disclosure-only provisions of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company will continue to apply APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If compensation cost for stock option grants had been determined based on the fair value method as prescribed by SFAS No. 123, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below:

                                                                 1997               1996
                                                                 ----               ----
Reported net loss...........................................  $(3,166,241)      $(21,707,744)
Pro forma net loss, using SFAS No. 123......................  $(4,022,228)      $(22,728,410)
Loss per share:
  Reported..................................................        $(.53)            $(3.76)
  Pro forma, using SFAS No. 123.............................        $(.67)             (3.93)
Weighted-average fair value of options granted..............        $4.92              $8.03

     The fair value of each option grant was estimated using the Black-Scholes valuation model. Under the model the annualized assumptions used for options granted in fiscal years 1997 and 1996, respectively, was as follows: Risk-free interest rates of 6.32 and 5.79 percent, dividend yields equal to zero percent and a volatility factor for the expected market price of the Company's common stock of 45 percent. The weighted-average expected life of options for the 1997 and 1996 grants is five years.

7. STOCK PURCHASE PLAN:

     The Company has an Employee Stock Purchase Plan ("Plan") where employees may subscribe, through payroll withholdings, to purchase shares of the Company's common stock at a discount. The discounted price is equal to 85 percent of the average market value of the common stock. The average market value is computed using the closing prices at the beginning and end of each calendar quarter. Employees may not purchase, under the Plan, in excess of $25,000 in any one year. Under the Plan, the Company is authorized to issue up to 400,000 shares of its common stock, of which 363,105 have not been issued.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED YEARS ENDED MAY 30, 1997, MAY 31, 1996 AND MAY 26, 1995

7. STOCK PURCHASE PLAN -- CONTINUED
     Transactions under the Employee Stock Purchase Plan are summarized as follows:

                                                              NUMBER OF
                                                               SHARES         ISSUE PRICE RANGE
                                                              ---------       -----------------
Shares issued during the year ended May 30, 1997............   16,968          $ 9.56 - $12.54
Shares issued during the year ended May 31, 1996............   15,482          $12.32 - $17.85
Shares issued during the year ended May 26, 1995............    4,445          $19.97 - $22.09

8. PENSION PLANS:

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

     Net periodic pension cost for 1997, 1996 and 1995 includes the following benefit and cost components:

                                                           1997             1996             1995
                                                           ----             ----             ----
Service cost.........................................    $ 387,204       $   346,101       $ 332,840
Interest cost........................................      780,947           711,024         645,329
Actual return on plan assets.........................     (990,090)       (1,474,259)       (885,195)
Net amortization and deferral........................      131,169           738,998         250,402
                                                         ---------       -----------       ---------
Net periodic pension cost............................    $ 309,230       $   321,864       $ 343,376
                                                         =========       ===========       =========

     As of May 30, 1997 and May 31, 1996, the funded status of the defined benefit plans, using the actuarial present value of the benefit obligation, is as follows:

                                                                   1997              1996
                                                                   ----              ----
Vested benefit obligation...................................    $10,126,657       $ 9,209,690
Projected and accumulated benefit obligation................     10,698,129         9,750,990
Plan assets at fair value...................................     11,504,526        10,367,441
                                                                -----------       -----------
Projected benefit obligation less than assets...............       (806,397)         (616,451)
Unrecognized net gain.......................................        137,192           186,085
Unrecognized net transition asset...........................        176,704           204,515
Unrecognized prior service cost.............................        (42,396)          (46,993)
                                                                -----------       -----------
Prepaid pension cost........................................    $  (534,897)      $  (272,844)
                                                                ===========       ===========
Actuarial assumptions used for 1997, 1996 and 1995 are:
     Discount rate..........................................             8%
     Expected rate of return on plan assets.................             8%

     The Company also makes contributions to union-sponsored, multi-employer plans in accordance with negotiated labor contracts. Information on the actuarial present value of accumulated plan benefits and net assets available for benefits relating to these plans is not available. Contributions to all such plans were approximately $134,000, $206,000 and $207,000 in 1997, 1996 and 1995,
respectively.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED YEARS ENDED MAY 30, 1997, MAY 31, 1996 AND MAY 26, 1995

9. COMMITMENTS:

OPERATING LEASES:

     The Company leases transportation, manufacturing equipment and office space under several operating leases expiring through 2005. The majority of the leases contain purchase options at stated amounts or fair market value. Rent expense under all operating leases amounted to approximately $7,792,000, $8,203,000 and $6,817,000 for the years ended 1997, 1996 and 1995, respectively. Total future minimum rentals under noncancelable operating leases as of May 30, 1997, including those discussed below are:

                        YEAR ENDING                               AMOUNT
                        -----------                               ------
  1998......................................................    $6,610,000
  1999......................................................     4,614,000
  2000......................................................     2,280,000
  2001......................................................     1,223,000
  2002......................................................     1,025,000
  Thereafter................................................     1,840,000

     The Company maintains inventory at a freezer warehouse that is 75 percent owned by an officer and director of the Company. Additionally, the Company rents a portion of the freezer warehouse for use as a distribution center. Currently, the Company is operating under a one year lease option that expires in December 1997. Freezer warehouse rent expense amounted to $882,000 for the years ended 1997, 1996 and 1995. Storage and handling expenses paid to this freezer warehouse amounted to approximately $1,482,000, $1,218,000 and $973,000 for the years ended 1997, 1996 and 1995, respectively.

LETTERS OF CREDIT:

     At May 30, 1997, the Company had outstanding letters of credit totaling approximately $9,500,000 which serve as collateral for the limited obligation revenue bond issue, as discussed in Note 4, and various self-insured agreements.

PURCHASE AND MANAGEMENT AGREEMENT:

     In November 1994, the Company entered into a 10-year agreement with Michigan Livestock Exchange ("MLE"). Under the terms of the agreement, MLE has agreed to manage and operate the Company's hog buying stations and to provide the Company with hogs in accordance with the Company's quantity and quality specifications at MLE's hog costs plus certain operating expenses. In consideration the Company will pay MLE $83,333 per month as a facilities use and management fee. The MLE supplied approximately 62 percent of the total hogs purchased by the Company in fiscal 1997. In accordance with the agreement, the Company has purchased $2.0 million of preferred stock of MLE that pays a 6 percent dividend. The Company has classified the investment in MLE in other long-term assets on its consolidated balance sheet.

10. COMMON STOCK ISSUED:

     The Company sold to its Chairman of the Board of Directors, who is also a significant shareholder of the Company, 279,883 newly issued shares of the Company's common stock for an approximate purchase price of $3.0 million. This sale was in accordance with the long-term debt agreements entered into on September 11, 1996.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED YEARS ENDED MAY 30, 1997, MAY 31, 1996 AND MAY 26, 1995

11. ACQUISITION:

     On May 30, 1995, the Company purchased certain assets from Foodbrands America, Inc. and its subsidiaries ("Foodbrands"). The Company acquired substantially all of Foodbrands' Retail Division ("Wilson") assets used by Wilson in its business of producing and marketing retail meat products. The aggregate purchase price for the assets acquired and the assumption of certain liabilities was approximately $64.6 million. During the next five years, Foodbrands has the right to receive from the Company up to an additional $10 million in accordance with what is being referred to as an Earnout Agreement, in the event of increases in the market price of the Company's common stock. No amounts have been paid to Foodbrands under the Earnout Agreement. The acquisition has been accounted for by the purchase method. The acquired assets included three manufacturing facilities, machinery and equipment, current assets, certain trademarks and tradenames. The tradename and trademarks acquired will be amortized to expense over their estimated useful lives, determined to be 40 years. The results of operations of the Company for the 53-week period ending May 31, 1996 reflect a full year of operation related to the acquired Wilson assets.

12. RESTRUCTURING CHARGES:

FISCAL 1997:

     During the fourth quarter of fiscal 1997, the Company recorded a one-time, pre-tax restructuring charge to operations of $5.0 million for an estimate of future costs associated with the suspension of a joint production agreement. The suspension of the Production Agreement resulted in the planned closing of a processed meats facility in Council Bluffs, Iowa, where the Company had some of its boneless ham products produced. The Iowa plant had been operated under the Production Agreement between the Company and another major meat packing company (Producer). Pursuant to the Production Agreement, the Producer constructed a ham production facility and the Company furnished all of the production equipment to be used in such facility. In addition, the Producer was obligated to produce at such facility, on an exclusive basis, all boneless ham products which the Company would have required. In return, the Company had agreed to pay and/or reimburse the Producer for all operating and fixed costs incurred at the facility and to pay the Producer a fee of approximately $1,375,000 per year during the term of the agreement. The Production Agreement had an initial term expiring on June 6, 2001. Production of the Company's boneless ham product lines will be consolidated with its new Ponca City plant operations. The restructuring charge includes $4.6 million related to future annual contractual obligations and $.4 million relates to other costs and carrying charges associated with the shutdown, for which the long-term portion has been included in other noncurrent liabilities.

FISCAL 1995:

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

                                                                      Year Ended
Form 10-K          THORN APPLE VALLEY, INC. AND SUBSIDIARIES        May 30, 1997

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES YEARS ENDED MAY 30, 1997, MAY 31, 1996 AND MAY 26, 1995

                 COLUMN A                     COLUMN B     COLUMN C     COLUMN D      COLUMN E     COLUMN F
                 --------                    ----------    --------    ----------    ----------    ---------
                                                                 ADDITIONS
                                                           ----------------------
                                                           CHARGED     CHARGED TO
                                             BALANCE AT       TO         OTHER                      BALANCE
                                             BEGINNING     COST AND    ACCOUNTS--       (A)         AT END
              CLASSIFICATION                 OF PERIOD     EXPENSES     DESCRIBE     DEDUCTIONS    OF PERIOD
              --------------                 ----------    --------    ----------    ----------    ---------
Allowance for doubtful accounts:
     Year ended May 30, 1997...............   $621,800     $356,055                   $ 89,355     $888,500
     Year ended May 31, 1996...............    789,100       38,673                    205,973      621,800
     Year ended May 26, 1995...............    731,800      293,810                    236,510      789,100

     Note A. Write-off of uncollectible accounts, net of recoveries.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 30, 1997

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                 DESCRIPTION
  -------                                -----------

   (3) (a) Restated Articles of Incorporation Exhibit (3)(a) is incorporated herein by reference to Exhibit 3.1 to the Company's Form S-2 Registration Statement, Registration No.
                 33-43287.
       (b)       Amendment to Restated Articles of Incorporation Exhibit
                 (3)(b) is incorporated herein by reference to Exhibit (3)(b) to the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 1993.
       (c) By-laws, as amended to date Exhibit (3)(c) is incorporated herein by reference to Exhibit (3)(b) to the Company's
                 Annual Report on Form 10-K for the fiscal year ended May 29, 1981.
  (10)           Material Contracts
       (a)       Bond Purchase Agreement, dated as of July 1, 1984, among The
                 Onslow County Industrial Facilities and Pollution Control
                 Financing Authority, Branch Banking and Trust Company and the Company.
                        Exhibit (10)(a) is incorporated herein by reference
                       to Exhibit (10)(f) to the Company's Annual Report on
                       Form 10-K for the fiscal year ended May 31, 1991, as amended by its Form 8 dated October 10, 1991.

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

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 30, 1997

  EXHIBIT
  NUMBER                                 DESCRIPTION
  -------                                -----------
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

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 30, 1997

  EXHIBIT
  NUMBER                                 DESCRIPTION
  -------                                -----------

       (l) Note Agreement, dated as of October 1, 1994, by and between the Company and Allstate Life Insurance Company relating to
                 $8,000,000 principal amount 8.42% Senior Notes due October
                 1, 2003.

                        Exhibit 10(l) is incorporated herein by reference to
                       Exhibit 10(t) to the Company's Annual Report on Form
                       10-K for the fiscal year ended May 26, 1994, as amended.

       (m)       Note Agreement, dated as of May 15, 1995, among the Company,
                 Allstate Life Insurance Company, Principal Mutual Life
                 Insurance Company and Great-West Life & Annuity Insurance
                 Company.

                        Exhibit (10)(m) is incorporated herein by reference
                       to Exhibit 10(u) to the Company's Annual Report on
                       Form 10-K for the fiscal year ended May 26, 1994, as amended.

       (n) Marketing and Management Agreement dated November 2, 1994 by and among Michigan Livestock Exchange, Indiana Livestock
                 Exchange and the Company.

                        Exhibit 10(n) is incorporated herein by reference to
                       Exhibit 10(v) to the Company's Annual Report on Form
                       10-K for the fiscal year ended May 26, 1994, as amended.

       (o)       Amended and Restated Credit Agreement, dated as of September
                 11, 1996, among the Company, the lenders party thereto, and Cooperatieve Centrale Raiffeisen-Boerenleen Bank B.A., New
                 York Branch, as agent for the lenders.

                        Exhibit 10(o) is incorporated herein by reference to
                       Exhibit 10(r) to the Company's Annual Report on Form
                       10-K for the fiscal year ended May 31, 1996, as amended.

       (p) Senior Secured Seasonal Line of Credit Agreement, dated as of September 11, 1996, among the Company, the lenders party thereto, and Cooperatieve Centrale Raiffeisen-Boerenleen
                 Bank B.A., New York Branch, as agent for the lenders.

                        Exhibit 10(p) is incorporated herein by reference to
                       Exhibit 10(s) to the Company's Annual Report on Form
                       10-K for the fiscal year ended May 31, 1994, as amended.

       (q) Amendment Agreement, dated as of September 11, 1996, between the Company and Allstate Life Insurance Company relating to
                 $15,000,000 principal amount note due April 21, 2006.

                        Exhibit 10(q) is incorporated herein by reference to
                       Exhibit 10(t) to the Company's Annual Report on Form
                       10-K for the fiscal year ended May 31, 1994, as amended.

       (r) Amendment Agreement, dated as of September 11, 1996, between the Company and Allstate Life Insurance Company relating to
                 $8,000,000 principal amount note due October 1, 2003.

                        Exhibit 10(r) is incorporated herein by reference to
                       Exhibit 10(u) to the Company's Annual Report on Form
                       10-K for the fiscal year ended May 31, 1994, as amended.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 30, 1997

  EXHIBIT
  NUMBER                                 DESCRIPTION
  -------                                -----------

       (s) Amendment Agreement, dated as of September 11, 1996, among the Company, Allstate Life Insurance Company, Principal
                 Mutual Life Insurance Company and Great-West Life & Annuity
                 Insurance Company.

                        Exhibit 10(s) is incorporated herein by reference to
                       Exhibit 10(v) to the Company's Annual Report on Form
                       10-K for the fiscal year ended May 31, 1994, as amended.

       (t)       Amendment to Reimbursement Agreement, dated as of September
                 11, 1996, between the Company and Old Kent Bank.

                        Exhibit 10(t) is incorporated herein by reference to
                       Exhibit 10(w) to the Company's Annual Report on Form
                       10-K for the fiscal year ended May 31, 1994, as amended.

       (u) Intercreditor Agreement, dated as of September 11, 1996 among Cooperatieve Centrale Raiffeisen-Boerenleen Bank B.A.,
                 New York Branch, as Credit Agent, Seasonal Agent and
                 Collateral Agent, and the lenders party thereto, as acknowledged and agreed to by the Company and its subsidiaries.

                        Exhibit 10(u) is incorporated herein by reference to
                       Exhibit 10(x) to the Company's Annual Report on Form
                       10-K for the fiscal year ended May 31, 1994, as amended.

       (v) Security Agreement, dated as of September 11, 1996, among the Company, the subsidiaries of the Company party thereto, and Cooperatieve Centrale Raiffeisen-Boerenleen Bank B.A.,
                 New York Branch, as Collateral Agent and Credit Agent.

                        Exhibit 10(v) is incorporated herein by reference to
                       Exhibit 10(y) to the Company's Annual Report on Form
                       10-K for the fiscal year ended May 31, 1994, as amended.

       (w)       Senior Secured Seasonal Line of Credit, dated as of August
                 5, 1997, among the Company, the lenders party thereto, and Cooperatieve Centrale Raiffeisen-Boerenleen Bank B.A., New
                 York Branch, as agent for the lenders.

       (x)       Amendment Agreement, dated as of August 8, 1997, among the
                 Company, the Banks (as defined therein), and the Noteholders
                 (as defined therein).

  (21)           Subsidiaries of the registrant.

  (23)           Consent of Coopers & Lybrand LLP.

  (27)           Financial Data Schedule.