Form 10-Q
period 1997-09-19
THORN APPLE VALLEY INC
filed 1997-11-03
CIK 38851

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the sixteen weeks ended September 19, 1997 Commission file number 0-6566




                          Thorn Apple Valley, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




             Michigan                              38-1964066
-------------------------------------  -------------------------------------
  (State of other jurisdiction of       (IRS Employer Identification No.)
  incorporation or organization)



26999 Central Park Blvd., Suite 300, Southfield, Michigan       48076
---------------------------------------------------------       ----------
(Address of principal executive offices)                        (zip Code)


Registrant's telephone number, including area code      (248) 213-1000
--------------------------------------------------      --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X    No    .
                                           ---      ---


At September 19, 1997, there were 6,118,268 shares of Common Stock outstanding.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                September 19,              May 30,
                                                                                    1997                    1997
                                                                                ------------            ------------
                             ASSETS

Current assets:
 Cash and cash equivalents                                                      $  7,070,665             $  6,028,698
 Short-term investments                                                              500,000                  500,000
 Accounts receivable, less allowance for doubtful accounts
  (September 19, 1997, $897,800; May 30, 1997, $888,500)                          56,769,029               44,888,327
 Inventories (Note 2)                                                             62,691,866               65,115,331
 Refundable income taxes                                                             716,331
 Deferred income taxes (Note 7)                                                    2,870,000                2,727,000
 Prepaid expenses and other current assets                                         7,320,343                7,683,296
                                                                                ------------             ------------
   Total current assets                                                          137,938,234              126,942,652
Property, plant and equipment:                                                  ------------             ------------
 Land                                                                              1,233,933                1,276,933
 Buildings and improvements                                                       65,835,972               67,692,480
 Machinery and equipment                                                         158,921,122              158,207,873
 Transportation equipment                                                          7,091,141                7,056,966
 Property under capital leases                                                     9,985,279               10,162,649
 Construction in progress                                                          5,073,522                3,245,764
                                                                                ------------             ------------
                                                                                 248,140,969              247,642,665
   Less accumulated depreciation                                                 116,569,600              111,762,145
                                                                                ------------             ------------
                                                                                 131,571,369              135,880,520
                                                                                ------------             ------------

Other assets:
 Intangible assets, net of accumulated amortization of $1,936,846 and
  $839,300 at September 19, 1997 and May 30, 1997, respectively                   31,635,154               31,893,400
 Other                                                                             7,806,820                8,069,885
                                                                                ------------             ------------
   Total other assets                                                             39,441,974               39,963,285
                                                                                ------------             ------------
                                                                                $308,951,577             $302,786,457
                                                                                ============             ============
               LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                                $ 40,490,830             $ 41,111,001
Accrued liabilities                                                               27,643,831               23,661,536
Current portion of long-term debt                                                 75,448,424                4,566,445
Income taxes                                                                                                1,425,403
                                                                                ------------             ------------
   Total current liabilities                                                     143,583,085               70,764,385
                                                                                ------------             ------------
Other noncurrent liabilities                                                       3,675,000                3,675,000
Long-term debt (Note 4)                                                           86,229,498              150,128,541
Deferred income taxes (Note 7)                                                     1,389,000                1,138,000
                                                                                ------------             ------------
   Total noncurrent liabilities                                                   91,293,498              154,941,541
                                                                                ------------             ------------
Shareholders' equity:
 Preferred stock: $1 par value; authorized 200,000 shares; issued none
 Common nonvoting stock: $.10 par value; authorized 20,000,000 shares;
  issued none
 Common voting stock: $.10 par value; authorized 20,000,000 shares;
  issued 6,118,268 shares September 19, 1997 and 6,110,480 shares
  May 30, 1997                                                                       611,827                  611,048
 Capital in excess of par value                                                   10,592,446               10,500,213
 Retained earnings                                                                62,870,721               65,969,270
                                                                                ------------             ------------
                                                                                  74,074,994               77,080,531
                                                                                ------------             ------------
                                                                                $308,951,577             $302,786,457
                                                                                ============             ============




                See notes to consolidated financial statements.

                  THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATION
                                 (UNAUDITED)


                                                     Sixteen Weeks Ended
                                                     -------------------
                                                September 19,      September 20,
                                                    1997               1996
                                                ------------       ------------
Net Sales                                      $277,932,676        $286,882,228
                                               ------------        ------------

Operating costs and expenses:
 Cost of goods sold, including delivery costs   257,180,988         261,583,402
 Selling                                          8,923,217           9,878,581
 General and administrative                       8,115,768           9,217,228
 Depreciation and amortization                    5,784,819           5,358,581
                                               ------------        ------------
                                                280,004,792         286,037,792
                                               ------------        ------------
Income (loss) from operations                    (2,072,116)            844,436
                                               ------------        ------------
Other expenses (income):
 Interest                                         3,427,066           3,904,120
 Other, net                                        (673,633)           (417,061)
                                               ------------        ------------
                                                  2,753,433           3,487,059
                                               ------------        ------------
Loss from operations before income taxes         (4,825,549)         (2,642,623)

Benefit for income taxes (Note 7)                (1,727,000)           (930,000)
                                               ------------        ------------
Net Loss                                        ($3,098,549)        ($1,712,623)
                                               ============       =============
Loss per share of common stock: (Note 5)             ($0.51)             ($0.29)
                                               ============        ============
Weighted average number of shares
 outstanding (Note 5)                             6,115,175           5,812,042
                                               ============        ============

                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)



                                                          Common stock          Capital in
                                                     ----------------------      excess of       Retained
                                                      Shares        Amount       par value       earnings
                                                     ---------     --------     -----------     -----------

Balance, May 31, 1996                                5,786,129     $578,613     $ 7,011,361     $69,135,511

Net loss                                                                                         (1,712,623)

Shares issued under employee stock purchase plan         4,675          468          44,227

Newly issued shares of common stock (Note 8)           279,883       27,988       2,972,358
                                                     ---------     --------     -----------     -----------
Balance, September 20, 1996                          6,070,687     $607,069     $10,027,946     $67,422,888
                                                     =========     ========     ===========     ===========

Balance, May 30, 1997                                6,110,480     $611,048     $10,500,213     $65,969,270

Net loss                                                                                         (3,098,549)

Shares issued under employee stock purchase plan         2,788          279          41,483

Exercise of stock options                                5,000          500          50,750
                                                     ---------     --------     -----------     -----------

Balance, September 19, 1997                          6,118,268     $611,827     $10,592,446     $62,870,721
                                                     =========     ========     ===========     ===========






                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                              Sixteen Weeks Ended
                                              -------------------
                                        September 19,       September 20,
                                            1997                1996
                                        -------------       ------------
Cash flows from operating activities:
  Net loss                              ($3,098,549)        ($1,712,623)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Depreciation                        5,526,573            5,100,335
      Amortization of intangibles           258,246              258,246
      Deferred income taxes                 108,000            1,528,000
      (Gain) loss on disposition of
        property, plant and equipment      (284,204)             148,751
      Provision for losses on accounts
        receivable                            9,300               94,000
      (Increase) decrease in assets:
        Accounts receivable             (11,890,002)          (3,510,204)
        Inventories                       2,423,465           (9,506,961)
        Refundable income taxes             626,018            9,910,431
        Prepaid expenses and other assets  (716,331)             561,301
      Increase (decrease) in liabilities:
        Accounts payable                   (620,171)           1,781,028
        Accrued liabilities               3,982,295            5,950,717
        Income taxes payable             (1,425,403)
                                         ----------         ------------
  Total adjustments                      (2,002,214)          12,315,644
                                         ----------         ------------

    Net cash provided by (used in)
      operating activities               (5,100,763)          10,603,021
                                         ----------         ------------

Cash flows from investing activities:

  Capital expenditures                   (2,951,388)          (2,146,013)
  Proceeds from sale of property,
    plant and equipment                   2,018,170              122,975
                                         ----------         ------------

    Net cash used in investing
      activities                           (933,218)          (2,023,038)
                                         ----------         ------------

Cash flows from financing activities:

  Proceeds from common stock sold to
    company officer (Note 8)                                   3,000,346
  Proceeds from long-term debt            8,100,000            4,400,000
  Principal payments on long-term debt   (1,117,064)            (989,531)
  Net payments under lines of credit                         (14,700,000)
  Net payments to officers                                       (96,180)
  Proceeds from employee stock purchase
    plan                                     41,762               44,695
  Proceeds from stock options exercised      51,250
                                         ----------         ------------
    Net cash provided by (used in)
      financing activities                7,075,948           (8,340,670)
                                         ----------         ------------

Net increase in cash and cash
  equivalents                             1,041,967              239,313


Cash and cash equivalents at
  beginning of quarter                    6,028,698            5,809,559
                                         ----------         ------------

Cash and cash equivalents
  at the end of the quarter              $7,070,665         $  6,048,872
                                         ==========         ============
Supplemental disclosures of
  cash flow information:

Cash paid during the quarter for:
  Interest, net of amounts capitalized  $ 3,146,898         $  2,986,540
                                        ===========         ============

  Income taxes paid (refunded), net     $   305,834         ($12,368,432)
                                        ===========         ============

Noncash investing activities:
Capital lease obligations                                   $    856,364
                                        ===========         ============

                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - ACCOUNTING POLICIES:

    The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position as of September 19, 1997 and May 30, 1997, and the results of operations and cash flows for the periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in Thorn Apple Valley, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 30, 1997. Certain amounts from prior years have been reclassified to conform with the current year presentation. The results for the sixteen weeks ended September 19, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending May 29, 1998.

NOTE 2 - INVENTORIES:

    Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. No provision has been made during the current year for last-in, first-out (LIFO) reserve adjustments. Inventories would have been approximately $11,789,000 higher at September 19, 1997 and May 30,1997 if they had been stated at the lower of first-in, first-out
     (FIFO) cost or market. The following is a breakdown of inventories by classifications:


                            September 19,       May 30,
                               1997              1997
                            -------------     ----------
Supplies                    $10,396,141       $9,447,180
Raw Materials                24,441,253       21,911,451
Work in progress              3,938,855        4,016,547
Finished goods               35,704,617       41,529,153
                            -----------      -----------
                             74,480,866       76,904,331
Less LIFO reserve            11,789,000       11,789,000
                            -----------      -----------
Inventory balance           $62,691,866      $65,115,331
                            ===========      ============

NOTE 3 - LINE OF CREDIT:

    In August 1997, the Company obtained a temporary $15.0 million seasonal line of credit, with its existing four participating banks, that expires on February 6, 1998, and bears interest at an interest rate equal to the prime rate. The seasonal line of credit is secured by a first lien on substantially all of the Company's assets. The temporary seasonal line of credit will be used to help finance the Company's traditional holiday inventory buildup. At September 19, 1997, none of the seasonal line of credit was drawn upon.

NOTE 4 - LONG-TERM DEBT:

    At September 19, 1997, the Company has a revolving credit agreement with four participating banks, whereby it could borrow, in the aggregate, up to $81.6 million, bearing interest at variable rates ranging from below prime rate to the prime rate charged by major banks. Unused lines of credit of $9.4 million were available at September 19, 1997. The revolving credit agreement expires on May 30, 1998, accordingly, the Company has classified borrowings under the revolving credit agreement as current debt at September 19, 1997.

    The Company has various agreements between parties involved in the revolving credit agreement, the private placement lenders and the limited obligation revenue bond lender, whereby it has granted on a pro-rata basis, a first lien on substantially all of the Company's assets. These agreements contain financial covenants with respect to consolidated net worth and consolidated earnings available for interest expense (as defined therein). In addition, among other things, the agreements limit borrowings, capital expenditures and investments, and do not allow the payment of cash dividends or repurchase of the Company's common stock.

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


NOTE 6 - STOCK OPTION PLANS:

    The Company's 1996 Employee Stock Option Plan authorized the Company's
     Stock Option Committee to grant options for up to 600,000 shares of the Company's common stock to present or prospective employees. At September 19, 1997, there were 54,500 options granted but not exercised at $10.25 per share and 545,500 shares remained to be granted under the 1996 Plan.

    At September 19, 1997, there were 669,800 options granted but not exercised at prices of $10.25, $17.00, $23.00 and $26.00 per share and 141,000 options granted but not exercised at prices of $2.56 and $19.67 per share under the 1990 and 1982 Employee Stock Option Plans, respectively. Under the 1990 and 1982 plans no shares remain to be granted.

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

    The Company's effective tax benefit rate, was (35.8) percent and (35.2) percent for the sixteen weeks ended September 19, 1997 and September 20, 1996, respectively.

NOTE 8 - COMMON STOCK  ISSUED:

    During fiscal 1997, the Company sold to its Chairman of the Board of Directors, who is also a significant shareholder of the Company, 279,883 newly issued shares of the Company's common stock for an approximate purchase price of $3.0 million. This sale was in accordance with the long-term debt agreements entered into on September 11, 1996.

                            THORN APPLE VALLEY, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


     Thorn Apple Valley, Inc., referred to hereinafter collectively with its predecessors and subsidiaries as the ("Company") is a major producer of processed meat and poultry products and is one of the largest slaughterers of hogs and sellers of related fresh pork products in the United States.
The Company is engaged in a single segment business with two principal product categories; processed meat and poultry products and fresh pork. The Company's processed meat products operations engages in the production and sale of consumer-brand labeled, packaged meat and poultry products, such as bacon, hot dogs and lunch meats, hams, smoked sausages and turkey products. The Company markets its processed meat products under premium and other proprietary brand labels including "Thorn Apple Valley," "Colonial", "Corn King", "Wilson Certified" and "Cavanaugh Lakeview Farms", as well as under customer-owned private labels with major supermarket chains and other customers. The Company sells its products principally to wholesalers, supermarkets and other manufacturers throughout the United States and in selected international markets. The Company's fresh pork operation is engaged in the slaughtering and cutting of hogs and the related sale of primal cuts of fresh pork products. The Company is the largest purchaser of hogs in the Michigan, Indiana and Ohio markets.

     The Company was originally incorporated in 1959 as a Michigan corporation. It reincorporated in Delaware in 1971 and reincorporated in Michigan in 1977.

     The Company's business strategy is to increase revenue and enhance profitability by (i) increasing the sales of the Company's higher margin premium brand processed meats products while reducing the Company's reliance on sales of lower margin private label products, (ii) continuing to improve production efficiencies in the Company's fresh pork and processed meats production facilities, (iii) developing and marketing new processed meat products, including products targeted to health-conscious consumers, and (iv) increasing overall sales volume through additional marketing strategies with an emphasis on sales to international markets, including Russia, Korea and Mexico.

     The Company's principal executive offices are located at 26999 Central Park Blvd., Suite 300, Southfield, Michigan 48076 (telephone number: (248) 213-1000).

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

   Sixteen weeks ended September 19, 1997 compared to sixteen weeks ended September 20, 1996.


     The Company's net loss for the first quarter ended September 19, 1997, was $3.1 million compared with a net loss of $1.7 million for the comparable period of the prior year. The increase in net loss is primarily attributable to lower margins in both the processed meat and fresh pork operations. Although the processed meats division experienced an increase in sales volume the product mix was not satisfactory resulting in more lower-margin sales which negatively impacted operating results. Higher losses in the fresh pork division was primarily attributable to lower industry-wide hog gross margins.

     Margins in the processed meat division were lower primarily as a result of the loss of a large, higher-margin contract, which is bid on annually and primarily impacts first-quarter results, and the lead-time associated with the Company's reorganization of its processed meat sales function. In the fourth quarter of fiscal 1997, the Company disclosed that it had reorganized its sales efforts and was implementing a rigorous training program designed to optimize individual sales performance. This reorganization was in response to the Company's efforts to shift sales away from lower-margin commodity items in favor of premium processed and proprietary branded products. Fresh pork profit margins remained under pressure during the first quarter as a result of an industry-wide market hog shortage and continuing high prices for hogs. Based upon recent market hog projections the Company is optimistic that hog production is now expanding. The September 1, USDA Hogs and Pigs Inventory Report showed a 3% increase in year-ago breeding herd levels. In addition, the report indicates a 7% increase in farrowings during the projected upcoming December to February sow farrowing period, over the prior-year levels.

     Net sales in the first quarter of fiscal 1998 were down slightly to $277.9 million from $286.9 million reported a year ago. The decrease in net sales dollars was the result of a decrease in processed meat sales of 5.2%; fresh pork sales remained relatively unchanged from year-ago levels. The decrease in processed meat product sales was primarily attributable to an overall decrease in average selling prices of 7.1%, primarily the result of the change in product mix, offset in part by a increase in units shipped of 2.1%. The slight increase in fresh pork sales of .4% was principally due to an increase in sales volume of 4% offset in part by a decrease in average
selling prices of 3.5%.   The decrease in average selling prices was the
result of increased competitive pressures combined with a 1.9 % decrease in the cost of live hogs, the Company's primary raw material.

     Cost of goods sold (including delivery costs) decreased by $4.4 million, or 1.7%, as a result of the lower net sales dollars, along with the slight decrease in the cost of live hogs referred to above. As a percentage of net sales, cost of goods sold increased to 92.5% from 91.3%, primarily as a result of decreased average selling prices in both the Company's processed meat and fresh pork divisions.

     Selling expenses decreased approximately $1.0 million, or 9.7%. As a percentage of net sales, selling expenses decreased to 3.2% from 3.4%.

     General and administrative expenses decreased $1.1 million, or 12.0%. This decrease is attributable to several factors including a reduction in the Company's provision for the Michigan Single Business Tax (SBT) (a non corporate income tax expense) as a result of mandated state changes, lower
professional fees and cost reductions throughout the organization.   As a
percentage of net sales, general and administrative expenses decreased to 2.9% from 3.1%.

     Interest expense decreased approximately $.5 million, or 12.2%. The decrease is attributable to lower long-term borrowings and lower average interest rates under the Company's revolving credit agreement and lower average interest rates under the Company's long-term private placement note agreements.

     The benefit for income taxes, as a result of the net loss, increased by $.8 million, primarily due to the increase in pre-tax loss from operations from a loss of $2.6 million in the first quarter of fiscal 1997 to a loss of $4.8 million in the first quarter of fiscal 1998, resulting from the factors discussed above. The Company's effective tax benefit rate increased to (35.8%) from (35.2%).

     Loss per share of common stock increased to a net loss of $.51 per share from a net loss of $.29 per share in the comparable year-ago period, due to decreased profitability resulting from the factors discussed above.

     The results for the sixteen weeks ended September 19, 1997 are not necessarily indicative of the results to be expected for fiscal 1998.

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

     The Company has historically maintained lines of credit in excess of the cash needs of its business. At September 19, 1997, the Company had a revolving credit agreement with four participating financial institutions whereby it could borrow in the aggregate up to $81.6 million, of which $71.0 million was drawn upon and $1.25 million was used to support letters of credit. The revolving credit agreement expires on May 30, 1998. Management is currently seeking alternative financing arrangements with various financial institutions to replace the revolving credit agreement upon its expiration. Additionally, in August 1997, the Company obtained a temporary $15.0 million seasonal line of credit with the same four participating institutions which will be used to help finance the Company's traditional
holiday inventory buildup.   This temporary seasonal line of credit expires
on February 6, 1998.

     At September 19, 1997, the Company had approximately $7.0 million in cash. Cash used in operations during the sixteen weeks ended September 19, 1997 was approximately $5.1 million. Cash available at the beginning of the quarter less cash used in operations plus cash acquired from financing activities was used principally to pay down borrowings of other long-term debt of approximately $1.1 million and to fund net capital expenditures of $.9 million.

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

EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports filed on form 8-K for the period ending September 19, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        THORN APPLE VALLEY, INC.
                                        ------------------------
                                              (Registrant)





Date:  October 30, 1997              By:     \s\Louis Glazier
       ----------------                 ---------------------------
                                        Louis Glazier
                                        Executive Vice President of
                                         Finance and Administration
                                        Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT NO.             DESCRIPITION
-----------             ------------
27                      Financial Data Schedule