Form 10-Q
period 1997-12-12
THORN APPLE VALLEY INC
filed 1998-01-26
CIK 38851

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the twenty-eight weeks ended December 12, 1997 Commission file number 0-6566
                                 -----------------                        ------


                          Thorn Apple Valley, Inc.
--------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)




             Michigan                                   38-1964066
----------------------------------             ---------------------------------
(State of other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


  26999 Central Park Blvd., Suite 300, Southfield, Michigan         48076
-----------------------------------------------------------    -----------------
          (Address of principal executive offices)                (zip Code)



Registrant's telephone number, including area code                (248) 213-1000
--------------------------------------------------              ----------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No    .
                                            ---      ---


At December 12, 1997, there were 6,122,817 shares of Common Stock outstanding.
   ------------------            ---------

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                    ASSETS
                                                              December 12,        May 30,
                                                                 1997              1997
                                                              ------------    -------------
Current assets:
  Cash and cash equivalents                                  $  6,076,735    $  6,028,698
  Short-term investments                                          500,000         500,000
  Accounts receivable, less allowance for doubtful accounts
    (December 12, 1997, $982,200; May 30, 1997, $888,500)      70,458,000      44,888,327
  Inventories (Note 2)                                         62,778,450      65,115,331
  Refundable income taxes                                         979,836
  Deferred income taxes (Note 7)                                2,871,000       2,727,000
  Prepaid expenses and other current assets                     6,612,826       7,683,296
                                                             ------------    ------------
         Total current assets                                 150,276,847     126,942,652
                                                             ------------    ------------

Property, plant and equipment:
  Land                                                          1,233,933       1,276,933
  Buildings and improvements                                   65,861,620      67,692,480
  Machinery and equipment                                     157,774,561     158,207,873
  Transportation equipment                                      7,325,563       7,056,966
  Property under capital leases                                10,084,125      10,162,649
  Construction in progress                                      6,423,340       3,245,764
                                                             ------------    ------------

                                                              248,703,142     247,642,665

      Less accumulated depreciation                           118,684,312     111,762,145
                                                             ------------    ------------

                                                              130,018,830     135,880,520
                                                             ------------    ------------
Other assets:
  Intangible assets, net of accumulated amortization of
   $2,130,531 and $1,678,600                                   31,441,469      31,893,400
  Other                                                         7,548,432       8,069,885
                                                             ------------    ------------
     Total other assets                                        38,989,901      39,963,285
                                                             ------------    ------------

                                                             $319,285,578    $302,786,457
                                                             ============    ============


       LIABILITIES AND SHAREHOLDERS' EQUITY


  Accounts payable                                           $ 43,467,993    $ 41,111,001
  Accrued liabilities                                          26,987,396      23,661,536
  Current portion of long-term debt                           147,342,905       4,566,445
   Income Taxes                                                                 1,425,403
                                                             ------------    ------------


        Total current liabilities                             217,798,294      70,764,385
                                                             ------------    ------------

Other noncurrent liabilities                                    3,675,000       3,675,000
Long-term debt (Note 4)                                        22,359,526     150,128,541
Deferred income taxes (Note 7)                                  1,545,000       1,138,000
                                                             ------------    ------------

        Total noncurrent liabilities                           27,579,526     154,941,541
                                                             ------------    ------------

Shareholders' equity:
  Preferred stock:  $1 par value; authorized 200,000 shares;
   issued none
  Common nonvoting stock:  $.10 par value; authorized
   20,000,000 shares;  issued none
  Common voting stock:  $.10 par value; authorized
   20,000,000 shares; issued  6,122,817 shares
   December 12, 1997 and 6,110,480 shares May 30, 1997            612,282         611,048
  Capital in excess of par value                               10,654,988      10,500,213
  Retained earnings                                            62,640,488      65,969,270
                                                             ------------    ------------
                                                               73,907,758      77,080,531
                                                             ------------    ------------

                                                             $319,285,578    $302,786,457
                                                             ============    ============


               See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATION
                                  (UNAUDITED)




                                                           Twelve Weeks Ended           Twenty-Eight Weeks Ended
                                                      ----------------------------   ------------------------------
                                                       December 12,   December 13,    December 12,    December 13,
                                                           1997           1996           1997             1996
                                                      -------------   ------------   -------------    -------------
Net sales                                             $225,997,444   $259,085,335    $503,930,120     $545,967,563
                                                      ------------   ------------    ------------     ------------
Operating costs and expenses:
  Cost of goods sold, including delivery costs         207,090,585    234,818,814     464,271,573      496,402,216
  Selling                                                7,067,525      7,697,106      15,990,742       17,575,687
  General and administrative                             5,984,590      6,630,669      14,100,358       15,847,897
  Depreciation and amortization                          4,130,297      4,038,293       9,915,116        9,396,874
                                                      ------------   ------------    ------------     ------------

                                                       224,272,997    253,184,882     504,277,789      539,222,674
                                                      ------------   ------------    ------------     ------------

Income (loss) from operations                            1,724,447      5,900,453        (347,669)       6,744,889
                                                      ------------   ------------    ------------     ------------

Other expenses (income):
  Interest, net                                          2,527,796      2,884,828       5,954,862        6,788,948
  Other, net                                              (467,116)      (280,741)     (1,140,749)        (697,802)
                                                      ------------   ------------    ------------     ------------

                                                         2,060,680      2,604,087       4,814,113        6,091,146
                                                      ------------   ------------    ------------     ------------

Income (loss) from operations before income taxes         (336,233)     3,296,366      (5,161,782)         653,743

Provision (benefit) for income taxes (Note 7)             (106,000)     1,279,000      (1,833,000)         349,000
                                                      ------------   ------------    ------------     ------------

Net income (loss)                                        ($230,233)    $2,017,366     ($3,328,782)        $304,743
                                                      ============   ============    ============     ============

Earnings (loss) per share of common stock: (Note 5)         ($0.04)         $0.33          ($0.54)           $0.05
                                                      ============   ============    ============     ============


Weighted average number of shares outstanding (Note 5)   6,121,971      6,074,780       6,118,088        5,924,644
                                                      ============   ============    ============     ============





               See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)


                                                     Common stock               Capital in
                                                -------------------------       excess of       Retained
                                                  Shares        Amount          par value       earnings
                                                ----------    -----------     -------------    -----------
Balance, May 31, 1996                            5,786,129      $578,613      $ 7,011,361      $69,135,511

Net income                                                                                         304,743

Shares issued under employee stock purchase plan     9,140           914           86,469

Newly issued shares of common stock (Note 8)       279,883        27,988        2,972,358
                                                 ---------      --------      -----------      -----------
Balance, December 13, 1996                       6,075,152      $607,515      $10,070,188      $69,440,254
                                                 =========      ========      ===========      ===========


Balance, May 30, 1997                            6,110,480      $611,048      $10,500,213      $65,969,270

Net loss                                                                                        (3,328,782)

Shares issued under employee stock purchase plan     5,837           584           88,800

Exercise of  stock options                           6,500           650           65,975
                                                 ---------      ------------------------------------------
Balance, December 12, 1997                       6,122,817      $612,282      $10,654,988      $62,640,488
                                                 =========      ==========================================



               See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        Twenty-Eight Weeks Ended
                                                                  --------------------------------------
                                                                    December 12,            December 13,
                                                                        1997                    1996
                                                                  ---------------         --------------
Cash flows from operating activities:
  Net income (loss)                                                 ($3,328,782)              $304,743
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation                                                    9,463,185              8,944,943
      Amortization of intangibles                                       451,931                451,931
      Deferred income taxes                                             263,000              1,080,600
      (Gain) loss on disposition of property,
        plant and equipment                                            (323,850)              (123,625)
      Provision for losses on accounts receivable                        93,700                164,200
      (Increase) decrease in assets:
        Accounts receivable                                         (25,663,373)           (19,458,554)
        Inventories                                                   2,336,881             (2,633,611)
        Prepaid expenses and other assets                             1,591,923             (1,866,244)
        Refundable income taxes                                        (979,836)            11,490,330
      Increase (decrease) in liabilities:
        Accounts payable                                              2,356,992              1,587,655
        Accrued liabilities and compensation                          3,325,860             10,904,552
        Income taxes payable                                         (1,425,403)               180,361
                                                                   ------------           ------------
  Total adjustments                                                  (8,508,990)            10,722,538
                                                                   ------------           ------------

     Net cash provided by (used in) operating activities            (11,837,772)            11,027,281
                                                                   ------------           ------------

Cash flows from investing activities:

  Capital expenditures                                               (5,369,004)            (3,539,167)
  Proceeds from sale of property, plant and equipment                 2,091,359                803,568
                                                                   ------------           ------------

     Net cash used in investing activities                           (3,277,645)            (2,735,599)
                                                                   ------------           ------------

Cash flows from financing activities:
  Proceeds from common stock sold to company officer (Note 8)                                3,000,346
  Proceeds from long-term debt                                                               8,400,000
  Principal payments on long-term debt                               (1,792,555)            (1,857,889)
  Net borrowings (payments) under lines of credit                    16,800,000            (14,700,000)
  Net borrowings from (payments to) officers                                                   (96,580)
  Proceeds from employee stock purchase plan                             41,762                 87,383
  Proceeds from stock options exercised                                 114,247
                                                                   ------------           ------------

    Net cash provided by (used in) financing activities              15,163,454             (5,166,740)
                                                                   ------------           ------------

Net increase in cash and cash equivalents                                48,037              3,124,942

Cash and cash equivalents at beginning of year                        6,028,698              5,804,371
                                                                   ------------           ------------


Cash and cash equivalents at end of quarter                          $6,076,735             $8,929,313
                                                                   ============           ============

Supplemental disclosures of cash flow information:

Cash paid during the quarter for:
  Interest, net of amounts capitalized                               $6,407,386             $7,240,242
                                                                   ============           ============

  Income taxes paid (refunded), net                                    $308,340           ($12,402,817)
                                                                   ============           ============

Noncash investing activities:
Capital lease obligations                                                                     $856,364
                                                                   ============           ============





                See notes to consolidated financial statements.

                  THORN APPLE VALLEY, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1 - ACCOUNTING POLICIES:

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position as of December 12, 1997 and May 30, 1997, and the results of operations and cash flows for the periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in Thorn Apple Valley, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 30, 1997. Certain amounts from prior years have been reclassified to conform with the current year presentation. The results for the twenty-eight weeks ended December 12, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending May 29, 1998.

NOTE 2 - INVENTORIES:

Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. No provision has been made during the current year for last-in, first-out (LIFO) reserve adjustments. Inventories would have been approximately $11,789,000 higher at December 12, 1997 and May 30,1997 if they had been stated at the lower of first-in, first-out (FIFO) cost or market. The following is a breakdown of inventories by classifications:

                                         December 12,          May 30,
                                           1997                1997
                                        -------------       -----------
         Supplies                       $12,413,417        $ 9,447,180
         Raw Materials                   20,348,745         21,911,451
         Work in progress                 3,673,531          4,016,547
         Finished goods                  38,131,757         41,529,153
                                        -----------        -----------
                                         74,567,450         76,904,331

         Less LIFO reserve               11,789,000         11,789,000
                                        -----------        -----------
         Inventory balance              $62,778,450        $65,115,331
                                        ===========        ===========

NOTE 3 - LINE OF CREDIT:

In August 1997, the Company obtained a temporary $15.0 million seasonal line of credit, with its existing four participating banks, that expires on February 6, 1998, and bears interest at an interest rate equal to the prime rate. The seasonal line of credit is secured by a first lien on substantially all of the Company's assets. The temporary seasonal line of credit will be used to help finance the Company's traditional holiday inventory buildup. At December 12, 1997, none of the seasonal line of credit was drawn upon.

NOTE 4 - LONG-TERM DEBT:

Long-term debt consists of the following:

                                                December 12,      May 30,
                                                  1997             1997
                                                ------------    ----------
        Revolving credit agreement             $ 79,700,000    $ 62,900,000
        Private placements notes                 59,453,846      59,453,846
        Revenue bonds                             8,786,687       9,455,225
        Subordinated debentures                  17,250,000      17,250,000
        Obligations under capital leases          3,656,251       4,559,213
        Other note                                  855,647       1,076,702
                                                -----------     -----------

                                                169,702,431     154,694,986

        Less current portion                    147,342,905       4,566,445
                                                -----------     -----------

        Long-term debt                         $ 22,359,526    $150,128,541
                                                ===========     ===========

At December 12, 1997, the Company has a revolving credit agreement with four participating banks, whereby it could borrow, in the aggregate, up to $81.6 million, bearing interest at variable rates ranging from below prime rate to the prime rate charged by major banks. Unused lines of credit of $650,000 were available at December 12, 1997. The revolving credit agreement expires on May 30, 1998, accordingly, the Company has classified borrowings under the revolving credit agreement as current debt at December 12, 1997.

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

At December 12, 1997, the Company was not in compliance with an interest coverage ratio covenant contained within its revolving credit and private placement and limited obligation revenue bond agreements. Subsequent to December 12, 1997, the Company was not able to meet its minimum consolidated adjusted net worth financial covenant. The Company has not received a waiver from its lenders with respect to these covenant violations. Accordingly, the Company has classified borrowings under these agreements as current debt at December 12, 1997.

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


NOTE 6 - STOCK OPTION PLANS:

The Company's 1996 Employee Stock Option Plan authorized the Company's Stock
 Option Committee to grant options for up to 600,000 shares of the Company's common stock to present or prospective employees. At December 12, 1997, there were 54,500 options granted but not exercised at $10.25 per share and 545,500 shares remained to be granted under the 1996 Plan.

 At December 12, 1997, there were 668,300 options granted but not exercised at prices of $10.25, $17.00, $23.00 and $26.00 per share and 141,000 options granted but not exercised at prices of $2.56 and $19.67 per share under the 1990 and 1982 Employee Stock Option Plans, respectively. Under the 1990 and 1982 plans no shares remain to be granted.

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

The Company's effective tax benefit rate, was (35.5) percent and 53.4 percent for the twenty-eight weeks ended December 12, 1997 and December 13, 1996, respectively.

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

     TWELVE WEEKS ENDED DECEMBER 12, 1997 COMPARED TO TWELVE WEEKS ENDED
                              DECEMBER 13, 1996


     The Company's net loss for the second quarter ended December 12, 1997, was $230,000 compared with net income of $2.0 million for the comparable period of the prior year. The decrease is primarily attributable to lower margins in the processed meat operations.

     Margins in the processed meat division were lower primarily as a result of increased pressures on selling prices, excessive raw material inventory build-up during a period when raw material prices were declining, lower sales volumes of higher margin products and some operational difficulties experienced at the Company's Ponca City plant. Fresh pork profit margins remained under pressure during the second quarter as a result of an industry-wide market hog
shortage which finally appears to be ending.   Based upon the December 1, USDA
Hogs and Pigs Inventory Report the Company is optimistic that hog production has started a strong expansion. The December 1, USDA Hogs and Pigs Inventory Report showed a 5% increase in year-ago breeding herd levels. In addition, the report indicates a 9% increase in farrowings during the projected upcoming
December to February sow farrowing period, over the prior-year levels.   The
Company has experienced a much stronger increase in slaughtering levels during the first part of January, 1998, than had been expected based upon the September 1, USDA Hogs and Pigs Inventory Report.

     Net sales in the second quarter of fiscal 1998 were down $33.1 million, or 12.8%. The decrease in net sales dollars was the result of a decrease in processed meat sales and fresh pork sales of 19.3% and 1.5%, respectively. The decrease in processed meat product sales was primarily attributable to decreases in average selling prices and units shipped of 14.4% and 5.7%, respectively. The decrease in fresh pork sales was principally due to an decrease in average selling prices of 11.5%. Partially offsetting lower average fresh pork selling prices was an increase in tonnage shipped of 11.3%. The decrease in average selling prices of both the fresh pork and processed meats was primarily the result of a 14.0 % decrease in the cost of live hogs, the Company's primary raw material.

     Cost of goods sold (including delivery costs) decreased by $27.7 million, or 11.8%, as a result primarily of the decrease in the cost of live hogs referred to above. As a percentage of net sales, cost of goods sold increased to 91.6% from 90.6%, primarily as a result of decreased average selling prices in both the Company's processed meat and fresh pork divisions.

     Selling expenses decreased approximately $.6 million, or 8.2%. As a percentage of net sales, selling expenses increased to 3.1% from 3.2%.

     General and administrative expenses decreased $.6 million, or 9.7%. This decrease is attributable to several factors including a reduction in the Company's provision for the Michigan Single Business Tax (SBT) (a non corporate income tax expense) as a result of mandated state changes, lower professional
fees and cost reductions throughout the organization.   As a percentage of net
sales, general and administrative expenses remained unchanged at 2.6%.

     Interest expense decreased approximately $.4 million, or 12.4%. The decrease is attributable to lower average interest rates under the Company's revolving credit agreement and lower average interest rates under the Company's long-term private placement note agreements.

     The benefit for income taxes was $.1 million, primarily due to the pre-tax loss from operations of $.3 million in the second quarter of fiscal 1998, resulting from the factors discussed above. The Company had a provision of $1.3 million for the second quarter of fiscal 1997, primarily as a result of pre-tax income of $3.3 million. The Company's effective tax benefit rate was (35.5%) compared to a tax rate of 38.8% in the second quarter of fiscal 1997.

     The loss per share of common stock was $.04 per share compared to net income per share of $.33 in the comparable year-ago period, due to decreased profitability resulting from the factors discussed above.

     The results for the twelve weeks ended December 12, 1997 are not necessarily indicative of the results to be expected for fiscal 1998.

TWENTY-EIGHT WEEKS ENDED DECEMBER 12, 1997 COMPARED TO TWENTY-EIGHT WEEKS ENDED
                              DECEMBER 13, 1996.


     The Company's net loss for the twenty-eight weeks ended December 12, 1997 was $3.3 million compared to a net income of $.3 million for the prior-year period. The net loss through the first two quarters of fiscal 1998 is primarily attributable to lower processed meat and fresh pork margins.

     The Company's processed meat operations margins remained under pressure, due to unsatisfactory product mix, during the second quarter which negatively impacted our average selling prices, although year-to-date unit volume was down only slightly from year-ago levels. The lower sales volume was principally due to poor sales execution during the holiday ham season and the loss of a ham contract which primarily affected the Company's holiday ham sales. The Company's fresh pork operations losses were higher from the comparable prior-year period primarily due to lower industry-wide hog gross
margins.   The Company is optimistic that the long industry-wide market hog shortage period is beginning to end. The Company has experienced an increase in hog slaughter levels during the first half of January, 1998, which confirms the September 1, and December 1, USDA Hogs and Pigs Inventory Reports which projected an increase in market hogs during calendar 1998.

     Net sales for the first two quarters of fiscal 1998 decreased by $42.0 million, or 7.7%. The decrease in net sales dollars was the result of a decrease in processed meat sales and fresh pork sales of 12.1 % and .5%, respectively. The decrease in net sales dollars was principally the result of decreased average selling prices in the Company's processed meats and fresh pork divisions of 10.7% and 7.4%, respectively, and lower processed meat units shipped of 1.6%. Reduced average processed meat selling prices were primarily the result of the change in product mix. Partially offsetting decreased average fresh pork selling prices was an increase in fresh pork tonnage shipped of 7.4%. The Company's processed meat operations sales volume decreased as a result of the Company eliminating lower margin product lines and poor sales execution during the holiday ham season. The decrease in average selling prices primarily reflects increased competitve pressure combined with a decrease of approximately 8% in the cost of live hogs, the Company's primary raw material.

     Cost of goods sold (including delivery costs) decreased by $32.1 million, or 6.5%, mainly as the result of lower net sales dollars, along with the decrease in the cost of live hogs referred to above. As a percentage of net sales, costs of goods sold increased to 92.1% from 90.9%.

     Selling expenses decreased $1.6 million, or 9.0% , principally as a result of lower promotional expenses and a reduction in the operating costs associated with the sales department as a direct result from the completion of the integration of the acquired Wilson sales function into the Company's business. As a percentage of net sales, selling expenses remained unchanged at 3.2%.

     General and administrative expenses decreased by $1.7 million, or 11.0%. The decrease is attributable to several factors including a reduction in the Company's provision for the Michigan Single Business TAX (SBT) (a non corporate income tax expense) and as a result of cost reductions throughout the organization. As a percentage of net sales, general and administrative expenses decreased slightly to 2.8% from 2.9%.

     Interest expense decreased $.8 million, or 12.3%. The decrease is attributable to lower average interest rates under the Company's revolving credit agreement and lower average interest rates under the Company's long-term private placement note agreements.

     The benefit for income taxes was $1.8 million primarily due to the pre-tax loss from operations of $5.2 million in the twenty-eight weeks ended
December 12, 1997, resulting from the factors discussed above.   The Company
had a provision of   $.3 million for the twenty-eight weeks ended December
13,1996, as a result of pre-tax income of $.7 million. The Company's effective tax benefit rate was (35.5%) compared to a tax rate of 53.4% in the prior year comparable period.

     The loss per share of common stock was $.54 per share compared to net income per share of $.05 in the comparable year-ago period, due to decreased profitability resulting from the factors discussed above.

     The results for the twenty-eight weeks ended December 12, 1997 are not necessarily indicative of the results to be expected for fiscal 1998.

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

     The Company has historically maintained lines of credit in excess of the cash needs of its business. At December 12, 1997, the Company has a revolving credit agreement with four participating financial institutions whereby it could borrow in the aggregate up to $81.6 million and an additional seasonal line of $5 million, of which $79.7 million was drawn upon and $1.25 million was used to support letters of credit. The revolving credit agreement expires on May 30, 1998.


     At December 12, 1997, the Company had approximately $6.1 million in cash. Cash used in operations during the twenty-eight weeks ended December 12, 1997 was approximately $11.8 million. Cash available at the beginning of the quarter less cash used in operations plus cash acquired from financing activities was used principally to pay down borrowings of other long-term debt of approximately $1.8 million and to fund net capital expenditures of $3.3 million.

     The Company's debt is secured by substantially all of the Company's assets. In addition, the various loan agreements contain financial covenants with respect to consolidated net worth and interest coverage ratio (as defined therein). In addition, the agreements limit borrowings, capital expenditures and investments, and do not allow the payment of cash dividends or repurchase of the Company's common stock. At December 12, 1997, the Company was not in compliance with an interest coverage ratio covenant within its revolving credit and private placement and limited obligation revenue bond agreements. Subsequent to December 12, 1997, the Company was unable to meet its minimum consolidated adjusted net worth financial covenant. Accordingly the Company has classified borrowings under these agreements as current debt at December 12, 1997. The Company is presently seeking an unconditional waiver from it private placement and revolving credit agreement lenders. The Company is also currently working towards obtaining, in the near term, a new commitment from a consortium of lenders that will replace its private placement notes and revolving credit agreements. Although the Company is optimistic that such a commitment will be obtained, the failure to obtain such a commitment or an unconditional waiver could have a material adverse effect on the Company.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on October 29, 1997. The following matters were submitted and voted upon by the shareholders with results of the voting as noted:

     (1) The election of seven directors to serve until the next Annual Meeting of Shareholders and until their successors shall have been duly elected and qualified, unless the Classified Board Proposal is approved, in which case such directors will serve for the applicable terms of their respective classes.

The following directors were submitted and approved for reelection on the Company's Board of Directors:
          Henry S Dorfman, Joel Dorfman, Moniek Milberger, John C. Canepa, Louis Glazier, Burton D. Farbman, Seymour Roberts

     (2) A proposal (the "Classified Board Proposal") to amend the Company's Restated Articles of Incorporation and By-Laws to provide (i) for a classified Board of Directors who will serve staggered terms and (ii) that a director may be removed prior to the expiration of his or her term for cause only.

Proposal (2) above was approved by the shareholder's of the Company:
Votes cast were as follows: For - 3,219,202, Against - 1,607,299, Withheld - 10,089

     (3) A proposal (the "Shareholder Consent and Advanced Notice Proposal") to amend the Company's Restated Articles of Incorporation and By-Laws (i) to provide that shareholders may take action at a duly called meeting or by unanimous written consent only and (ii) to require a shareholder to disclose to the Corporation, in advance of a shareholder meeting, certain information with respect to each proposed nominee for director and with respect to each proposed business item to be acted upon at the meeting.

Propsal (3) above was approved by the shareholders' of the Company:
Votes cast were as follows:  For - 3,218,217, Against - 1,608,661, Withheld -
9,712

EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports filed on form 8-K for the period ending December 12, 1997.

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





                                        THORN APPLE VALLEY, INC.
                                        ------------------------
                                              (Registrant)




Date:  January 23, 1998                 By:        \s\ Louis Glazier
                                            ----------------------------
                                            Louis Glazier
                                            Executive Vice President of
                                             Finance and Administration
                                            Chief Financial Officer

                                 Exhibit Index


Exhibit
Number                            Description
-------                           -----------

   27                       Financial Data Schedule