Form 10-Q/A
period 1997-12-12
THORN APPLE VALLEY INC
filed 1998-03-13
CIK 38851

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

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
                                  (UNAUDITED)

                    ASSETS
                                                              December 12,        May 30,
                                                                 1997              1997
                                                              ------------    -------------
Current assets:
  Cash and cash equivalents                                  $  6,076,735    $  6,028,698
  Short-term investments                                          500,000         500,000
  Accounts receivable, less allowance for doubtful accounts
    (December 12, 1997, $982,200; May 30, 1997, $888,500)      70,458,000      44,888,327
  Inventories (Note 2)                                         62,778,450      65,115,331
  Refundable income taxes                                         979,836
  Deferred income taxes (Note 7)                                2,871,000       2,727,000
  Prepaid expenses and other current assets                     6,612,826       7,683,296
                                                             ------------    ------------
         Total current assets                                 150,276,847     126,942,652
                                                             ------------    ------------

Property, plant and equipment:
  Land                                                          1,233,933       1,276,933
  Buildings and improvements                                   65,861,620      67,692,480
  Machinery and equipment                                     157,774,561     158,207,873
  Transportation equipment                                      7,325,563       7,056,966
  Property under capital leases                                10,084,125      10,162,649
  Construction in progress                                      6,423,340       3,245,764
                                                             ------------    ------------

                                                              248,703,142     247,642,665

      Less accumulated depreciation                           118,684,312     111,762,145
                                                             ------------    ------------

                                                              130,018,830     135,880,520
                                                             ------------    ------------
Other assets:
  Intangible assets, net of accumulated amortization of
   $2,130,531 and $1,678,600                                   31,441,469      31,893,400
  Other                                                         7,548,432       8,069,885
                                                             ------------    ------------
     Total other assets                                        38,989,901      39,963,285
                                                             ------------    ------------

                                                             $319,285,578    $302,786,457
                                                             ============    ============


       LIABILITIES AND SHAREHOLDERS' EQUITY


  Accounts payable                                           $ 43,467,993    $ 41,111,001
  Accrued liabilities                                          26,987,396      23,661,536
  Current portion of long-term debt                            83,901,879       4,566,445
   Income Taxes                                                                 1,425,403
                                                             ------------    ------------


        Total current liabilities                             154,357,268      70,764,385
                                                             ------------    ------------

Other noncurrent liabilities                                    3,675,000       3,675,000
Long-term debt (Note 4)                                        85,800,552     150,128,541
Deferred income taxes (Note 7)                                  1,545,000       1,138,000
                                                             ------------    ------------

        Total noncurrent liabilities                           91,020,552     154,941,541
                                                             ------------    ------------

Shareholders' equity:
  Preferred stock:  $1 par value; authorized 200,000 shares;
   issued none
  Common nonvoting stock:  $.10 par value; authorized
   20,000,000 shares;  issued none
  Common voting stock:  $.10 par value; authorized
   20,000,000 shares; issued  6,122,817 shares
   December 12, 1997 and 6,110,480 shares May 30, 1997            612,282         611,048
  Capital in excess of par value                               10,654,988      10,500,213
  Retained earnings                                            62,640,488      65,969,270
                                                             ------------    ------------
                                                               73,907,758      77,080,531
                                                             ------------    ------------

                                                             $319,285,578    $302,786,457
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

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)


                                                     Common stock               Capital in
                                                -------------------------       excess of       Retained
                                                  Shares        Amount          par value       earnings
                                                ----------    -----------     -------------    -----------
Balance, May 31, 1996                            5,786,129      $578,613      $ 7,011,361      $69,135,511

Net income                                                                                         304,743

Shares issued under employee stock purchase plan     9,140           914           86,469

Newly issued shares of common stock (Note 8)       279,883        27,988        2,972,358
                                                 ---------      --------      -----------      -----------
Balance, December 13, 1996                       6,075,152      $607,515      $10,070,188      $69,440,254
                                                 =========      ========      ===========      ===========


Balance, May 30, 1997                            6,110,480      $611,048      $10,500,213      $65,969,270

Net loss                                                                                        (3,328,782)

Shares issued under employee stock purchase plan     5,837           584           88,800

Exercise of  stock options                           6,500           650           65,975
                                                 ---------      --------      -----------      -----------
Balance, December 12, 1997                       6,122,817      $612,282      $10,654,988      $62,640,488
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

NOTE 4 - LONG-TERM DEBT:

Long-term debt consists of the following:

                                                December 12,      May 30,
                                                  1997             1997
                                                ------------    ----------
        Revolving credit agreement             $ 79,700,000    $ 62,900,000
        Private placements notes                 59,453,846      59,453,846
        Revenue bonds                             8,786,687       9,455,225
        Subordinated debentures                  17,250,000      17,250,000
        Obligations under capital leases          3,656,251       4,559,213
        Other note                                  855,647       1,076,702
                                                -----------     -----------

                                                169,702,431     154,694,986

        Less current portion                     83,901,879       4,566,445
                                                -----------     -----------

        Long-term debt                         $ 85,800,552    $150,128,541
                                                ===========     ===========

At December 12, 1997, the Company has a revolving credit agreement with four participating banks, whereby it could borrow, in the aggregate, up to $81.6 million, bearing interest at variable rates ranging from below prime rate to the prime rate charged by major banks. Unused lines of credit of $650,000 were available under the revolving credit agreement at December 12, 1997. The revolving credit agreement expires on May 30, 1998, accordingly, the Company has classified borrowings under the revolving credit agreement as current debt at December 12, 1997.

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


At December 12, 1997, the Company was not in compliance with an interest coverage ratio covenant contained within its revolving credit and private placement and limited obligation revenue bond agreements. Subsequent to December 12, 1997, the Company was unable to meet its minimum consolidated adjusted net worth financial covenant. The Company has received an unconditional waiver from its lenders with respect to these covenant violations.

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


     Net sales in the second quarter of fiscal 1998 were down $33.1 million, or 12.8%. The decrease in net sales dollars was the result of a decrease in processed meat sales and fresh pork sales of 19.3% and 1.5%, respectively. The decrease in processed meat product sales was primarily attributable to decreases in average selling prices and units shipped of 14.4% and 5.7%, respectively. The decrease in fresh pork sales was principally due to a decrease in average selling prices of 11.5%. Partially offsetting lower average fresh pork selling prices was an increase in tonnage shipped of 11.3%. The decrease in average selling prices of both the fresh pork and processed meats was primarily the result of a 14.0 % decrease in the cost of live hogs, the Company's primary raw material.


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

TWENTY-EIGHT WEEKS ENDED DECEMBER 12, 1997 COMPARED TO TWENTY-EIGHT WEEKS ENDED
                              DECEMBER 13, 1996.



     The Company's net loss for the twenty-eight weeks ended December 12, 1997 was $3.3 million compared to net income of $.3 million for the prior-year period. The net loss through the first two quarters of fiscal 1998 is primarily attributable to lower processed meat and fresh pork margins.


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


     Net sales for the first two quarters of fiscal 1998 decreased by $42.0 million, or 7.7%. The decrease in net sales dollars was the result of a decrease in processed meat sales and fresh pork sales of 12.1 % and .5%, respectively. The decrease in net sales dollars was principally the result of decreased average selling prices in the Company's processed meats and fresh pork divisions of 10.7% and 7.4%, respectively, and lower processed meat units shipped of 1.6%. Reduced average processed meat selling prices were primarily the result of the change in product mix. Partially offsetting decreased average fresh pork selling prices was an increase in fresh pork tonnage shipped of 7.4%. The Company's processed meat operations sales volume decreased as a result of the Company eliminating lower margin product lines and poor sales execution during the holiday ham season. The decrease in average selling prices primarily reflects increased competitive pressure combined with a decrease of approximately 8% in the cost of live hogs, the Company's primary raw material.


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


     The Company has historically maintained lines of credit in excess of the cash needs of its business. At December 12, 1997, the Company has a revolving credit agreement with four participating financial institutions whereby it could borrow in the aggregate up to $81.6 million, of which $79.7 million was drawn upon and $1.25 million was used to support letters of credit, and an additional seasonal line of credit of up to $15 million, none of which was drawn upon. The revolving credit agreement expires on May 30, 1998.


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


     The Company's debt is secured by substantially all of the Company's assets. In addition, the various loan agreements contain financial covenants with respect to consolidated net worth and interest coverage (as defined therein). In addition, the agreements limit borrowings, capital expenditures and investments, and do not allow the payment of cash dividends or repurchase of the Company's common stock. At December 12, 1997, the Company was not in compliance with an interest coverage ratio covenant contained within its revolving credit and private placement and limited obligation revenue bond agreements. Subsequent to December 12, 1997, the Company was unable to meet its minimum consolidated adjusted net worth financial covenant. The Company has received an unconditional waiver from its lenders with respect to these covenant violations. The Company has obtained written commitment letters totaling $157.5 million from a consortium of lenders needed to consummate a new credit facility agreement which the Company expects to use to replace its private placement notes and revolving credit agreements. These commitments are contingent upon the satisfactory completion of various items as outlined in the commitment letters. Although there can be no assurance that a new facility will be entered into or that existing lenders will continue or waive compliance with covenants, the Company is optimistic that all conditions will be satisfied and that a new credit facility agreement will be entered into in the near term.


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





Date:  March 13, 1998

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