Form 10-Q
period 1998-03-06
THORN APPLE VALLEY INC
filed 1998-04-20
CIK 38851

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For the forty weeks ended March 6, 1998 Commission file number 0-6566



                            Thorn Apple Valley, Inc.
 -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




        Michigan                                            38-1964066
-------------------------------                ---------------------------------
(State of other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


26999 Central Park Blvd., Suite 300, Southfield, Michigan           48076
---------------------------------------------------------      ----------------
     (Address of principal executive offices)                     (zip Code)



Registrant's telephone number, including area code              (248) 213-1000
--------------------------------------------------             -----------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes X No   .
                     ---  ---


At March 6, 1998, there were 6,130,817 shares of Common Stock outstanding.

                    THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS
                                                                                      March 6,        May 30,
                                                                                       1998            1997
                                                                                   ------------   ------------
Current assets:
  Cash and cash equivalents                                                        $  3,380,747   $  6,028,698
  Short-term investments                                                                500,000        500,000
  Accounts receivable, less allowance for doubtful accounts
    (1998, $838,000; 1997, $888,500)                                                 43,363,976     44,888,327
  Inventories (Note 2)                                                               58,216,870     65,115,331
  Refundable income taxes                                                             1,797,778
  Deferred income taxes (Note 6)                                                      2,954,000      2,727,000
  Prepaid expenses and other current assets                                           7,512,744      7,683,296
                                                                                   ------------   ------------

         Total current assets                                                       117,726,115    126,942,652
                                                                                   ------------   ------------

Property, plant and equipment :
  Land                                                                                1,261,322      1,276,933
  Buildings and improvements                                                         66,123,519     67,692,480
  Machinery and equipment                                                           157,723,170    158,207,873
  Transportation equipment                                                            7,110,493      7,056,966
  Property under capital leases                                                      10,084,125     10,162,649
  Construction in progress                                                            5,468,874      1,807,098
                                                                                   ------------   ------------

                                                                                    247,771,503    246,203,999

      Less accumulated depreciation                                                 120,585,568    111,762,145
                                                                                   ------------   ------------

                                                                                    127,185,935    134,441,854
                                                                                   ------------   ------------
Other assets:
  Intangible assets, net of accumulated amortization (1998;
      $2,324,215; 1997; $1,678,600)                                                  31,247,785     31,893,400
  Deferred income taxes                                                                  78,000
  Other                                                                               8,859,741      9,508,551
                                                                                   ------------   ------------
     Total other assets                                                              40,185,526     41,401,951
                                                                                   ------------   ------------

                                                                                   $285,097,576   $302,786,457
                                                                                   ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                 $ 27,284,494   $ 41,111,001
  Accrued liabilities                                                                26,662,568     23,661,536
  Current portion of long-term debt                                                   4,640,697      4,566,445
   Income Taxes                                                                                      1,425,403
                                                                                   ------------   ------------


        Total current liabilities                                                    58,587,759     70,764,385
                                                                                   ------------   ------------

Other noncurrent liabilities                                                          3,675,000      3,675,000
Long-term debt (Note 3)                                                             153,030,121    150,128,541
Deferred income taxes (Note 6)                                                                       1,138,000
                                                                                   ------------   ------------

        Total noncurrent liabilities                                                156,705,121    154,941,541
                                                                                   ------------   ------------

Shareholders' equity:
  Preferred stock:  $1 par value; authorized 200,000 shares;
        issued none
  Common nonvoting stock: $.10 par value; authorized 20,000,000 shares; issued none
  Common voting stock: $.10 par value; authorized 20,000,000 shares; issued  6,130,817 shares
   March 6, 1998 and 6,110,480 shares May 30, 1997                                      613,082        611,048
  Capital in excess of par value                                                     10,745,910     10,500,213
  Retained earnings                                                                  58,445,704     65,969,270
                                                                                   ------------   ------------
                                                                                     69,804,696     77,080,531
                                                                                   ------------   ------------

                                                                                   $285,097,576   $302,786,457
                                                                                   ============   ============





                 See notes to consolidated financial statements.

                    THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (UNAUDITED)

                                                                   Twelve Weeks Ended                  Forty Weeks Ended
                                                             -------------------------------    ------------------------------
                                                                 March 6,          March 7,         March 6,         March 7,
                                                                   1998             1997             1998             1997
                                                             --------------    -------------    -------------    -------------
Net sales                                                     $ 169,296,067    $ 205,669,688    $ 673,226,187    $ 751,637,251
                                                              -------------    -------------    -------------    -------------

Operating costs and expenses:
  Cost of goods sold, including delivery costs                  155,812,949      188,638,485      620,084,522      685,385,974
  Selling                                                         8,206,201        7,075,542       24,196,943       24,651,229
  General and administrative                                      4,832,644        6,415,147       18,933,002       21,917,771
  Depreciation and amortization                                   4,285,775        4,287,434       14,200,891       13,684,308
                                                              -------------    -------------    -------------    -------------

                                                                173,137,569      206,416,608      677,415,358      745,639,282
                                                              -------------    -------------    -------------    -------------

Income (loss) from operations                                    (3,841,502)        (746,920)      (4,189,171)       5,997,969
                                                              -------------    -------------    -------------    -------------

Other expenses (income):
  Interest, net                                                   2,857,896        2,728,508        8,812,758        9,517,456
  Other, net                                                       (293,614)        (667,626)      (1,434,363)      (1,365,428)
                                                              -------------    -------------    -------------    -------------

                                                                  2,564,282        2,060,882        7,378,395        8,152,028
                                                              -------------    -------------    -------------    -------------

Loss before income taxes                                         (6,405,784)      (2,807,802)     (11,567,566)      (2,154,059)

Benefit for income taxes (Note 6)                                (2,211,000)      (1,022,000)      (4,044,000)        (673,000)
                                                              -------------    -------------    -------------    -------------

Net loss                                                        ($4,194,784)     ($1,785,802)     ($7,523,566)     ($1,481,059)
                                                              =============    =============    =============    =============

Basic and Fully Diluted loss per share of common stock:
(Note 4)                                                             ($0.68)          ($0.29)          ($1.23)          ($0.25)
                                                              =============    =============    =============    =============



Weighted average number of shares outstanding (Note 4)            6,125,734        6,084,901        6,120,381        5,972,721
                                                              =============    =============    =============    =============







                See notes to consolidated financial statements.

                    THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                        Common stock          Capital in
                                                   ----------------------      excess of    Retained
                                                     Shares        Amount      par value    earnings
                                                   ----------    --------    -----------  -----------

Balance, May 31, 1996                               5,786,129    $578,613   $ 7,011,361   $69,135,511

Net loss                                                                                   (1,481,059)

Newly issued shares of common stock (Note 7)          279,883      27,988     2,972,358

Shares issued under employee stock purchase plan       12,957       1,296       127,051

Exercise of  stock options                             12,000       1,200       121,800
                                                   ----------    --------   -----------   -----------

Balance, March 7, 1997                              6,090,969    $609,097   $10,232,570   $67,654,452
                                                   ==========    ========   ===========   ===========



Balance, May 30, 1997                               6,110,480    $611,048   $10,500,213   $65,969,270

Net loss                                                                                   (7,523,566)

Shares issued under employee stock purchase plan        8,837         884       128,972

Exercise of  stock options                             11,500       1,150       116,725
                                                   ----------    --------   -----------   -----------

Balance, March 6, 1998                              6,130,817    $613,082   $10,745,910   $58,445,704
                                                   ==========    ========   ===========   ===========












                 See notes to consolidated financial statements.

                    THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Forty Weeks Ended
                                                                ----------------------------

                                                                    March 6,       March 7,
                                                                     1998           1997
                                                                ------------    ------------
Cash flows from operating activities:
  Net loss                                                      ($ 7,523,566)   ($ 1,481,059)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation                                                13,555,276      13,038,693
      Amortization of intangibles                                    645,615         645,615
      Deferred income taxes                                          300,000       1,340,100
      (Gain) loss on disposition of property,
        plant and equipment                                         (234,268)        142,414
      Provision for losses on accounts receivable                    (50,500)        218,000
      (Increase) decrease in assets:
        Accounts receivable                                        1,574,851      (1,172,710)
        Inventories                                                6,898,461      (1,516,923)
        Prepaid expenses and other assets                            819,362             576
        Refundable income taxes                                   (1,797,778)     10,371,947
        Deferred income taxes                                     (1,743,000)
      Increase (decrease) in liabilities:
        Accounts payable                                         (13,826,507)     (5,307,738)
        Accrued liabilities                                        3,001,032       9,186,220
        Income taxes payable                                      (1,425,403)
                                                                ------------    ------------

  Total adjustments                                                7,717,141      26,946,194
                                                                ------------    ------------

     Net cash provided by operating activities                       193,575      25,465,135
                                                                ------------    ------------

Cash flows from investing activities:

  Capital expenditures                                            (8,431,719)     (5,651,915)
  Proceeds from sale of property, plant and equipment              2,366,631       1,024,591
                                                                ------------    ------------

     Net cash used in investing activities                        (6,065,088)     (4,627,324)
                                                                ------------    ------------

Cash flows from financing activities:

  Proceeds from common stock sold to company officer (Note 7)                      3,000,346
  Principal payments on long-term debt                            (2,324,168)     (9,165,290)
  Net borrowings (payments) under lines of credit                  5,300,000     (14,700,000)
  Net borrowings from (payments to) officers                                        (116,051)
  Proceeds from employee stock purchase plan                         129,856         128,347
  Proceeds from stock options exercised                              117,875         123,000
                                                                ------------    ------------

    Net cash provided by (used in) financing activities            3,223,563     (20,729,648)
                                                                ------------    ------------

Net increase (decrease)  in cash and cash equivalents             (2,647,950)        108,163

Cash and cash equivalents at beginning of year                     6,028,698       5,804,371
                                                                ------------    ------------


Cash and cash equivalents at end of quarter                     $  3,380,748    $  5,912,534
                                                                ============    ============

Supplemental disclosures of cash flow information:

Cash paid for:
  Interest, net of amounts capitalized                          $  8,792,847    $ 12,069,429
                                                                ============    ============

  Income taxes paid (refunded), net                             $    308,339    ($12,385,573)
                                                                ============    ============

Noncash investing activities:
Capital lease obligations                                                       $    856,364
                                                                ============    ============



                 See notes to consolidated financial statements.

                    THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ACCOUNTING POLICIES:

 The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position as of March 6, 1998 and May 30, 1997, and the results of operations and cash flows for the periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in Thorn Apple Valley, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 30, 1997. Certain amounts from prior years have been reclassified to conform with the current year presentation. The results for the forty weeks ended March 6, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending May 29, 1998.

NOTE 2 - INVENTORIES:

 Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. No provision has been made during the current year for last-in, first-out (LIFO) reserve adjustments. Inventories would have been approximately $11,789,000 higher at March 6, 1998 and May 30,1997, if they had been stated at the lower of first-in, first-out (FIFO) cost or market. The following is a breakdown of inventories by classifications:

                                            March 6, 1998  May 30, 1997
                                            ------------- -------------
Supplies                                    $11,383,713   $ 9,447,180
Raw materials                                12,484,129    21,911,451
Work in progress                              2,688,710     4,016,547
Finished goods                               43,449,318    41,529,153
                                            -----------   -----------
                                             70,005,870    76,904,331

Less LIFO reserve                            11,789,000    11,789,000
                                            -----------   -----------
Inventory balance                           $58,216,870   $65,115,331
                                            ===========   ===========

NOTE 3 - LONG-TERM DEBT:

  Long-term debt consists of the following:


                                   March 6, 1998   May 30, 1997
                                   -------------  -------------
Revolving credit agreement         $ 68,200,000   $ 62,900,000
Private placement notes              59,453,846     59,453,846
Revenue bonds                         8,473,245      9,455,225
Subordinated debentures              17,250,000     17,250,000
Obligations under capital leases      3,438,080      4,559,213
Other note                              855,647      1,076,702
                                   ------------   ------------
                                    157,670,818    154,694,986

Less current portion                  4,640,697      4,566,445
                                   ------------   ------------
Long-term debt                     $153,030,121   $150,128,541
                                   ============   ============

At March 6, 1998, the Company had a revolving credit agreement with four participating banks, whereby it could borrow, in the aggregate, up to $81.6 million, bearing interest at variable rates ranging from below prime rate to the prime rate charged by major banks. Unused lines of credit of $12.2 million were available under the revolving credit agreement at March 6, 1998.

On April 16, 1998 the Company entered into a new three-year credit agreement with a consortium of eight participating financial institutions, the agreement expires on April 15, 2001. The new credit agreement provides for borrowings and issuance of letters of credit of up to $85 million under a revolving line of credit facility with an additional $10 million under the revolver for meeting seasonal demands and a $75 million term-loan. The new revolving credit facility replaces the Company's existing $81.6 million revolving credit agreement. Proceeds from the new $75 million term-loan were used to pay down the $59.4 million private placement notes with the remaining $15.6 million to pay down borrowings under the Company's $81.6 million revolving credit agreement and to cover certain costs associated with the financing. Borrowings under the new credit agreement bear interest at different interest rate options. Borrowings under the new revolving credit facility will be at either the prime rate or LIBOR plus 2.25%. Borrowings under the term-loan will be at either the prime rate plus .5% or LIBOR plus 2.75%. Interest is payable monthly under both the new credit facility and term-loan. Under the term-loan the first installment of $781,250 is due on April 1, 1999, with monthly installments of $781,250 due thereafter until maturity, with any remaining balance due payable at maturity.

 The Company's debt is secured by substantially all of the Company's assets. In addition, the various loan agreements, including the new three-year credit agreement, contain financial covenants with respect to consolidated net worth, EBITDA and interest coverage (as defined therein). In addition, among other things, the agreements limit borrowings, capital expenditures, other indebtedness and investments, and do not allow the payment of cash dividends or repurchase of the Company's common stock.

 The Company's industrial revenue and economic revenue bond agreements contain restrictive covenants that include the maintenance of a minimum level of consolidated net worth (as defined therein) and of certain financial ratios.

NOTE 4 - EARNINGS PER SHARE OF COMMON STOCK:

 The Company has adopted Statement of Financial Accounting Standards No. 128
  ("SFAS 128"), "Earnings per Share," that was issued in February 1997. The new Standard requires presentation of basic and diluted earnings per share. Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during each quarter. Diluted earnings per share are based upon the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares including shares issuable under employee stock option plans and convertible subordinated debentures (if converted, representing an aggregate of 920,000 shares). As a result of the Company's loss from operations during the third quarter and fiscal year-to-date for fiscal years 1998 and 1997 respectively, the calculation of diluted earnings per share excluded the potential common shares issuable under employee stock option plans and convertible subordinated debentures as they would have an antidilutive effect on earnings per share.


NOTE 5 - STOCK OPTION PLANS:

 The Company's 1996 Employee Stock Option Plan authorized the Company's Stock
  Option Committee to grant options for up to 600,000 shares of the Company's common stock to present or prospective employees. At March 6, 1998, there were 298,500 options granted but not exercised at prices of $10.25 and $15.8125 per share and 301,500 shares remained to be granted under the 1996 Plan.

 At March 6, 1998, there were 663,300 options granted but not exercised at prices of $10.25, $17.00, $23.00 and $26.00 per share and 141,000 options granted but not exercised at prices of $2.56 and $19.67 per share under the 1990 and 1982 Employee Stock Option Plans, respectively. Under the 1990 and 1982 plans no shares remain to be granted.

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

 The Company's effective tax benefit rate, was (35.0) percent and (31.2) percent for the forty weeks ended March 6, 1998 and March 7, 1997, respectively.


NOTE 7 - COMMON STOCK  ISSUED:

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

         The Company's principal executive offices are located at 26999 Central Park Blvd., Suite 300, Southfield, Michigan 48076 (telephone number: (248) 213-1000.

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

  TWELVE WEEKS ENDED MARCH 6, 1998 COMPARED TO TWELVE WEEKS ENDED MARCH 7, 1997


         The Company's net loss for the third quarter ended March 6, 1998, was $4.2 million compared with net loss of $1.8 million for the comparable period of the prior year. The decrease in profitability was primarily attributable to lower margins in both the fresh pork and processed meat operations.

         Margins in the processed meat division were lower primarily as a result of the following factors: lower sales volumes of higher margin products; continued shifts in production location of certain product lines in attempts to optimize operational throughput and a decline in raw material prices relative to inventory carrying values of a particular product line. The Company had accumulated inventory in anticipation of filling a significant premium product order, the customer however, did not fulfill its contract as expected.

          Fresh pork profit margins remained under pressure during the third quarter despite an increase in available market hogs and an increase in slaughter levels from comparable year-ago levels. Negatively impacting the third quarter margins was the impact caused by several new USDA regulations required to be implemented for hog slaughtering operations. The implementation of these new USDA regulations resulted in substantial downtime while addressing USDA areas of immediate concerns and potential future situations. The Company believes that all food safety issues have been resolved following its proactive response, which included significant, permanent procedural changes and physical plant improvements.

         Net sales in the third quarter of fiscal 1998 were down $36.4 million, or 17.7%. The decline in sales was the result of lower processed meat sales and fresh pork sales of 19.4% and 16.1%, respectively. The reduction in processed meat sales dollars was primarily attributable to lower average selling prices and lower unit sales of 12.6% and 7.8%, respectively. The lower sales volume was partly due to a later Easter Holiday than usual that resulted in ham shipments falling into the fourth quarter.

         Lower fresh pork sales was principally due to a reduction in average selling prices of 23.0%. Partially offsetting the effect of lower average selling prices was an increase in fresh pork tonnage sold of 9.0%. The lower average selling prices was principally due to the increase in available market hogs which resulted in a 19.8 % decrease in the cost of live hogs, the Company's primary raw material.

         Cost of goods sold (including delivery costs) decreased by $32.8 million, or 17.4%, primarily as a result of the decrease in the cost of live hogs referred to above. As a percentage of net sales, cost of goods sold increased to 92.0% from 91.7%, primarily as a result of lower average selling prices in both the Company's processed meat and fresh pork divisions.

         Selling expenses increased approximately $1.1 million, or 16.0%. As a percentage of net sales, selling expenses increased to 4.8% from 3.4%. The increase in selling expense is primarily attributable to promotional activities associated with the Company's new NASCAR sponsorship marketing program.

         General and administrative expenses decreased $1.6 million, or 24.7%. The decrease is primarily the result of a cost reduction program put in place during the third quarter. As a percentage of net sales, general and administrative expenses decreased to 2.9% from 3.1%.

         Interest expense remained relatively unchanged with a slight increase of $.1 million, or 4.7% compared with the third quarter of fiscal 1997.

         The benefit for income taxes was approximately $1.2 million higher, primarily due to the $3.6 million increase in pre-tax loss from operations from a loss of $2.8 million in fiscal 1997 to a loss of $6.4 million in the third quarter of fiscal 1998, resulting from the factors discussed above. The Company's effective tax benefit rate was (34.5%) compared to a tax benefit rate of (36.4)% in the third quarter of fiscal 1997.

         The loss per share of common stock increased to $.68 per share compared to a loss of $.29 per share in the comparable year-ago period, due to decreased profitability resulting from the factors discussed above.

         The results for the twelve weeks ended March 6, 1998 are not necessarily indicative of the results to be expected for fiscal 1998.

         FORTY WEEKS ENDED MARCH 6, 1998 COMPARED TO FORTY WEEKS ENDED MARCH 7, 1997.


         The Company's net loss for the forty weeks ended March 6, 1998 was $7.5 million compared to a net loss of $1.5 million for the prior-year period. The net loss through the first three quarters of fiscal 1998 is primarily attributable to lower processed meat and fresh pork margins.

         The processed meat operation's margins remained under pressure due to competitive pressures and an unsatisfactory product mix, that has resulted in a shift of sales volume from higher to lower margin products.

         The fresh pork operation's margins were lower from the comparable prior-year period primarily due to continuing lower industry-wide gross margins and due to the negative impact on operations caused by implementing new USDA regulations during the third quarter. The Company's hog slaughter levels increased during the third quarter as compared with year-ago levels, which confirms the March 1, USDA Hogs and Pigs Inventory Report which reported an overall 8% increase in total inventory of hogs from the previous year. The large inventory of hogs suggests continued year-over-year increases in market hogs available for slaughter for the next several quarters.

         Net sales for the first three quarters of fiscal 1998 decreased by $78.4 million, or 10.4%. The decline in net sales was the result of lower processed meat sales and fresh pork sales of 14.1 % and 4.7%, respectively. The reduction in processed meat sales was primarily attributable to lower average selling prices and lower unit sales of 11.1% and 3.4%, respectively. Lower average selling prices resulted from several factors; lower raw material costs, an unsatisfactory product mix and increased competitive pressures.

         Lower fresh pork sales was principally the result of lower average selling prices of 11.1%. Partially offsetting the effect of lower average selling prices was an increase in fresh pork tonnage sold of 7.2%. The lower average selling prices was principally due to the increase in available market hogs which resulted in a 14.4% decrease in the cost of live hogs, the Company's primary raw material.

         Cost of goods sold (including delivery costs) decreased by $65.3 million, or 9.5%, mainly as the result of a decrease in the cost of live hogs referred to above and lower net sales dollars. As a percentage of net sales, costs of goods sold increased to 92.1% from 91.2%.

         Selling expenses decreased $.4 million, or 1.8%. As a percentage of net sales, selling expenses increased slightly to 3.6% from 3.3%.

         General and administrative expenses decreased by $2.9 million, or 13.6%. The decrease is primarily the result of the suspension of a joint production agreement at a Council Bluffs, Iowa processing facility as well as cost reductions throughout the organization. As a percentage of net sales, general and administrative expenses decreased slightly to 2.8% from 2.9%.

         Interest expense decreased $.7 million, or 7.4%. The decrease is attributable to lower average interest rates under the Company's revolving credit agreement and lower average interest rates under the Company's long-term private placement note agreements.

         The benefit for income taxes was $4.0 million primarily due to the pre-tax loss from operations of $11.6 million in the forty weeks ended March 6, 1998, resulting from the factors discussed above. The Company had a benefit of $.7 million for the forty weeks ended March 7, 1997, as a result of pre-tax loss of $2.1 million. The Company's effective tax benefit rate was (35.0%) compared to a benefit rate of (31.2%) in the prior year comparable period.

         The loss per share of common stock was $1.23 per share compared to loss per share of $.25 in the comparable year-ago period, due to decreased profitability resulting from the factors discussed above.

         The results for the forty weeks ended March 6, 1998 are not necessarily indicative of the results to be expected for fiscal 1998.

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

         The Company has historically maintained lines of credit in excess of the cash needs of its business. At March 6, 1998, the Company had a revolving credit agreement with four participating financial institutions whereby it could borrow in the aggregate up to $81.6 million, of which $68.2 million was drawn upon and $1.25 million was used to support letters of credit.

         On April 16, 1998, the Company completed a new three-year loan agreement with a consortium of eight participating financial institutions. The new loan agreement includes a $75 million term-loan and a $85 million revolving credit facility including various letters of credit with an additional $10 million in order to meet seasonal borrowing demands. Under the terms of the new agreement, the proceeds received from the $75 million term-loan were used to pay off the Company's existing private placement note lenders, which totaled $59.4 million, with the remaining $15.6 million used to pay down borrowings under its old revolving credit agreement and to cover certain costs associated with the financing. The new loan agreement expires on April 15, 2001.

         The Company's debt is secured by substantially all of the Company's assets. In addition, the various loan agreements, including the Company's new three-year loan agreement, contain financial covenants with respect to consolidated net worth, EBITDA and interest coverage (as defined therein). In addition, the agreements limit borrowings, capital expenditures, other indebtedness and investments, and do not allow the payment of cash dividends or repurchase of the Company's common stock

         The Company's two other revenue bond agreements contain restrictive covenants that include the maintenance of a minimum level of consolidated net worth (as defined therein) and of certain financial ratios.

         At March 6, 1998, the Company had approximately $3.3 million in cash. Cash used in operations during the forty weeks ended March 6, 1998 was approximately $.2 million. Cash available at the beginning of the quarter less cash used in operations plus cash acquired from financing activities was used principally to pay down borrowings of other long-term debt of approximately $2.3 million and to fund net capital expenditures of $6.1 million.

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

         Proposal (3) above was approved by the shareholders' of the Company:
Votes cast were as follows: For - 3,218,217, Against - 1,608,661, Withheld -
9,712





EXHIBITS AND REPORTS ON FORM 8-K

         There were no reports filed on form 8-K for the period ending March 6, 1998.

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





                                                THORN APPLE VALLEY, INC.
                                                ------------------------
                                                     (Registrant)




Date:  April 20, 1998                           By:    \\Louis Glazier
                                                   -----------------------------
                                                   Louis Glazier
                                                   Executive Vice President of
                                                    Finance and Administration
                                                   Chief Financial Officer