Form 10-Q/A
period 1998-03-06
THORN APPLE VALLEY INC
filed 1998-05-14
CIK 38851

                                   FORM 10-Q/A
                                (Amendment No. 1)

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the forty weeks ended March 6, 1998 Commission file number 0-6566

                            Thorn Apple Valley, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                Michigan                                                            38-1964066
-------------------------------------------                        ---------------------------------------------
     (State of other jurisdiction of                                     (IRS Employer Identification No.)
     incorporation or organization)

       26999 Central Park Blvd., Suite 300, Southfield, Michigan                                 48076
-------------------------------------------------------------------------------          --------------------
               (Address of principal executive offices)                                       (Zip Code)

       Registrant's telephone number, including area code                                   (248) 213-1000
--------------------------------------------------------------------------              ----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

At March 6, 1998, there were 6,130,817 shares of Common Stock outstanding.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Furnish the exhibits required by Item 601 of Regulation S-K (Section
         229.601 of this chapter).


(b) Reports on Form 8-K. State whether any reports on Form 8-K have been filed during the quarter for which this report is filed, listing the items reports, any financial statements filed, and the dates of any such reports.

         None.







                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Thorn Apple Valley, Inc.
                                               -----------------------
                                                         (Registrant)




Date:  May 12, 1998                            By: /s/ Louis Glazier
                                                   -------------------
                                                     Louis Glazier
                                                     Executive Vice President -
                                                     Finance and Administration

                                EXHIBIT INDEX TO
                            THORN APPLE VALLEY, INC.
                                   FORM 10-Q/A

Exhibits

10.1 Change of Control Agreement, dated February 24, 1998, between Edward E. Boan and Thorn Apple Valley, Inc.

10.2 Change of Control Agreement, dated February 24, 1998, between Keith Jahnke and Thorn Apple Valley, Inc.

10.3 Change of Control Agreement, dated February 24, 1998, between Louis Glazier and Thorn Apple Valley, Inc.

10.4 Change of Control Agreement, dated February 24, 1998, between Joel Dorfman and Thorn Apple Valley, Inc.

27       Financial Data Schedule