Form 10-K
period 1998-05-29
THORN APPLE VALLEY INC
filed 1998-09-14
CIK 38851

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark one)
   [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                         For fiscal year ended May 29, 1998
                                         OR
   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                           Commission file number: 0-6566

                            THORN APPLE VALLEY, INC.
             (Exact name of registrant as specified in its charter)

           MICHIGAN                                 38-1964066
 (State or other jurisdiction          (I.R.S Employer Identification No.)
incorporation or organization)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF SEPTEMBER 10, 1998, COMPUTED BY REFERENCE TO THE NASDAQ NATIONAL MARKET CLOSING PRICE ON SUCH DATE, WAS $25,785,168.

     THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF SEPTEMBER 10, 1998 WAS 6,137,423.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  As filed with the Securities and Exchange Commission on September 14, 1998.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 29, 1998
                                     PART I

ITEM 1. BUSINESS

GENERAL

     Thorn Apple Valley, Inc. (sometimes referred to hereinafter collectively with its subsidiaries as the "Company") is a major producer of processed meat and poultry products ("Processed Meats"). The Company was originally incorporated in 1959 as a Michigan corporation. It reincorporated in Delaware in 1971 and reincorporated in Michigan in 1977. The Company engages in the production and sale of bacon, hot dogs and lunch meats, hams, smoked sausages and turkey products. The Company markets its products under premium and other proprietary brand labels including "Thorn Apple Valley(R)", "Colonial(R)", "Corn King(R)", "Wilson Certified(R)" and "Cavanaugh Lakeview Farms(R)", as well as under private labels with major supermarket chains and other customers. Principal customers of the Company include food wholesalers, supermarkets, food service operations and other manufacturers located throughout the United States and in selected international markets.

     The Company's business strategy is to increase revenue and regain profitability by (i) increasing the sales of the Company's higher margin premium brand products while reducing the Company's reliance on sales of lower margin private label products, (ii) continuing to improve production efficiencies in the Company's production facilities, (iii) developing and marketing new products, including products targeted to health-conscious consumers, and (iv) increasing overall sales volume through additional marketing strategies with an emphasis on sales to select international markets, including, for example, Korea.

DISCONTINUED OPERATIONS

     In May 1998, the Company formalized plans to exit its fresh pork business. The Company closed its fresh pork facility in July 1998. The Company recorded a significant after tax charge in the fourth quarter of $39.3 million related to the closing of its fresh pork operations. Included in the gross charge is an estimated after-tax loss from operations during the phase out period of approximately $3.25 million. The Consolidated Financial Statements and related notes for all years presented separately report the discontinued fresh pork operations. See Note 13 of the Notes to the Consolidated Financial Statements for additional information related to the discontinuance of the Company's fresh pork operations.

PRODUCTS, OPERATIONS AND MARKETING

     The Company is engaged in a single segment business with one principal product category, processed meat and poultry products. The following table shows for the fiscal periods indicated the net sales and approximate pounds of products shipped for each of the past five years.

                                                        FISCAL    FISCAL    FISCAL    FISCAL    FISCAL
                                                         1994      1995      1996      1997      1998
                                                        ------    ------    ------    ------    ------
                                                                        (IN MILLIONS)
Net sales (in dollars)..............................    $416.3    $415.4    $623.0    $598.0    $514.4
Products shipped (in lbs.)..........................     351.7     378.2     507.7     452.1     442.7

     Processed Meats manufacturers generally receive higher profit margins on premium labeled branded items versus non-premium, or private label items. In recent years, the Company has focused on identifying emerging trends in consumer preferences and on developing products in response to those trends in an attempt to be a market leader in emerging market segments that offer opportunities for increased sales volume and higher profit margins than those associated with more mature and more competitive market segments. For example, the Company has developed innovative packaging concepts and products that are leaner and have lower fat contents (such as the Company's premium deli-style sliced turkey ham, turkey breast and cooked ham products) to appeal to consumers seeking products that are more convenient to use and are healthier than

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 29, 1998

existing product alternatives. The Company believes that opportunities exist to extend its current product lines into related products, thereby leveraging its current premium brand names. During fiscal 1998, the Company also initiated a bold new marketing strategy to help increase sales by sponsoring a NASCAR racing team for a period of three years. The NASCAR sponsorship is a multifaceted program that provides many tie-in promotional opportunities.

     The Company experiences some seasonality in its business. Specifically, the Company's sales of smoked hams are typically at their highest levels during the Christmas and Easter holiday seasons as a result of increased consumer demand. In order to accommodate the increased holiday sales, the Company typically builds substantial inventories of hams in anticipation of its future holiday business. Also, the Company's sales of skinless smoked sausages, hot dogs and bacon products are generally higher during the summer months.

PRINCIPAL PRODUCTS PRODUCED

     The Company's business involves the production and sale of consumer-brand labeled, packaged meat and poultry products, such as bacon, hot dogs and lunch meats, hams, smoked sausages and turkey products. Shipments by category of these products for the five most recent fiscal years were as follows:

  Product Category

                                                             FISCAL    FISCAL    FISCAL    FISCAL    FISCAL
                                                              1994      1995      1996      1997      1998
                                                             ------    ------    ------    ------    ------
                                                                        (IN MILLIONS OF POUNDS)
Bacon....................................................    100.7     111.3     123.1     110.3     114.3
Hot dogs and lunch meats.................................     72.2      71.1     141.9     117.1     130.8
Hams.....................................................     74.1      85.4     125.9     113.4      91.5
Smoked sausages..........................................     61.3      64.3      65.2      59.4      59.0
Turkey products..........................................     24.3      25.2      27.0      24.9      21.3
Other....................................................     19.1      20.9      24.6      27.0      25.8
                                                             -----     -----     -----     -----     -----
     Total...............................................    351.7     378.2     507.7     452.1     442.7
                                                             =====     =====     =====     =====     =====

     The Company's national sales organization, which has regional offices, markets consumer packaged meat and poultry products through a direct sales force and through a network of brokers. Price lists, product availability, marketing programs and payment terms, however, are determined by the corporate office. The Company's customer base is generally composed of wholesalers, wholesale clubs and large supermarket chains.

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

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 29, 1998

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

DISTRIBUTION AND CUSTOMERS

     During fiscal 1998 approximately 13.5% of the Company's products were marketed in Michigan. This percentage was 14.7% and 12.3% for fiscal 1997 and 1996, respectively. The balance of the products were marketed in each of these years primarily in 46 other states, Washington, D.C., Russia and to Pacific Rim countries. Sales to customers in foreign countries during fiscal 1998 totaled approximately $34,168,000. This total was $17,752,000 for fiscal 1997 and approximately $7,241,000 for fiscal 1996.

     On a regular basis, the Company sells its products to more than 500 customers. These customers consist primarily of wholesalers, wholesale clubs and supermarket chains. For fiscal 1998, approximately 33% of the Company's sales were made to its 10 largest customers, none of whom accounted for as much as 10% of the Company's sales. The Company does not have any significant long-term sales commitments.

     In servicing its customers, the Company uses two distribution centers, strategically located in Edwardsville, Kansas and Detroit, Michigan. The distribution centers' geographic locations allow the Company greater flexibility in providing the highest level of service in meeting the needs of the Company's customers. In addition to increasing the level of customer service, the distribution centers have allowed the Company to increase its efficiencies, thereby reducing overall distribution costs.

     The Company operates a fleet of refrigerated tractor-trailers and additional trailers which are used for transporting a portion of its products to customers and for transporting raw materials to the Company's production facilities. The Company also engages the services of contract carriers, including Coast Refrigerated Trucking Co., Inc. and National Food Express, Inc., both wholly-owned subsidiaries of the Company. The Company's products are shipped to supermarket chains, wholesale clubs and wholesalers. In addition to its own delivery equipment, the Company utilizes non-affiliated carriers or has customers make their own arrangements for delivery.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 29, 1998

RAW MATERIALS

     The Company's primary raw material is pork. The Company also purchases poultry, beef and other meats required in its manufacturing processes and other materials such as seasonings, smoking and curing agents, sausage casings and packing materials from a number of readily-available sources.

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

EMPLOYEES

     The Company has approximately 3,100 employees, approximately 2,300 of whom are engaged in the production of the processed meat and poultry products, and approximately 800 of whom are employed in administration, sales or transportation.

     The majority of the Company's production workers are employed under five union contracts. These contracts are generally for a period of two to four years and have various expiration dates through the fourth quarter of fiscal 2002. The Company is presently negotiating with one of its unions whose contract expired on July 3, 1998. The union is currently working under a short-term contract extension. The Company has historically maintained good labor relations. The unexpired portions of the existing agreements contain no significant labor cost increases.

REGULATION

     Like other participants in the meat and poultry processing industry, the Company is subject to various laws and regulations relating to the construction and maintenance of facilities, production standards and pollution control administered by federal, state and other government entities, including the Environmental Protection Agency and corresponding state agencies such as the Michigan Department of Natural Resources, the United States Department of Agriculture, and the Occupational Safety and Health Administration. All of the Company's existing processed meat and poultry products plants are federally inspected by the United States Department of Agriculture under the Federal Meat Inspection Act. The Company believes that it is in compliance with all health, environmental and other laws and regulations in all material respects and that continued compliance with existing standards will not have a material effect on the Company's results of operations or financial condition.

SUPPLY AGREEMENT

     In September 1998, the Company entered into a 5 year agreement with one of the largest slaughterers of hogs and cattle in the United States. Under the terms of the agreement, the Company has agreed to purchase at least 80% of the Company's total requirements of beef and pork for use in its processing operations.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 29, 1998

ITEM 2. PROPERTIES

     The Company's principal plants, distribution centers and corporate headquarters, all of which are owned by the Company (unless otherwise indicated), are located as follows:

                                                                                              APPROXIMATE
                                                                              LAND AREA       FLOOR SPACE
         LOCATION                               OPERATION                     IN ACRES         (SQ. FT.)
         --------                               ---------                     ---------       -----------
Detroit, Michigan(4)              Hog slaughtering and boning                     3.2           218,000
                                  operations
Ponca City, Oklahoma              Producer of boneless and bone-in               42.0           171,000
                                  hams, premium double-glazed spiral
                                  sliced hams and premium sliced lunch
                                  meats
Detroit, Michigan                 Producer of premium sliced lunch                4.8           150,000
                                  meats, spiral sliced hams, cooked
                                  hams, deli hams and specialty
                                  boneless hams
Holly Ridge, North Carolina       Producer of bacon products                    179.0           150,000
Grand Rapids, Michigan            Producer of hot dogs, lunch meats,             18.5           135,000
                                  corned beef and smoked sausage
Forrest City, Arkansas            Producer of hot dogs                           11.3            70,000
Edwardsville, Kansas(1)           Distribution center                              --            60,000
Detroit, Michigan(1)(2)           Distribution center                              --            50,000
Walker, Michigan                  Poultry boning and manufacture of              27.0            45,000
                                  pork sausage and corned beef products
Southfield, Michigan(3)           Corporate headquarters                           --            34,000

-------------------------
(1) The Company leases warehouse space in these facilities.

(2) This facility is leased from a related party.

(3) The Company leases this office space.

(4) The Company closed this facility in July 1998. See Item 1 -- Discontinued Operations.

     In addition to the Company's plants, the Company owns and leases various buildings in Michigan and North Carolina. These buildings are used for maintenance, storage, certain manufacturing, distribution and other ancillary services and truck garages.

     The land on which each of these properties is located (excluding the leased properties) is owned by the Company. The properties described above were subject to mortgages collateralizing outstanding indebtedness in the aggregate amount of approximately $127.1 million as of May 29, 1998. As of the date of this Annual Report on Form 10-K, substantially all of the Company's assets are subject to liens. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition."

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

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 29, 1998

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY MATTERS

     As of September 9, 1998 there were 493 shareholders of record of the Company.

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

                                                                    1998                   1997
                                                              ----------------       ----------------
                                                                SALES PRICE            SALES PRICE
                          FISCAL                              ----------------       ----------------
                         QUARTER                               HIGH      LOW          HIGH      LOW
                         -------                               ----      ---          ----      ---
First.....................................................    $19.75    $16.50       $14.25    $ 8.75
Second....................................................    $18.00    $13.62       $15.75    $11.31
Third.....................................................    $18.62    $10.00       $16.75    $13.12
Fourth....................................................    $19.75    $13.50       $19.75    $12.25

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 29, 1998

ITEM 6. SELECTED FINANCIAL DATA

                                                       FISCAL YEAR ENDED(1)(2)
                             ----------------------------------------------------------------------------
                             MAY 27, 1994    MAY 26, 1995    MAY 31, 1996    MAY 30, 1997    MAY 29, 1998
                             ------------    ------------    ------------    ------------    ------------
Net sales................    $454,508,694    $446,709,607    $628,069,680    $602,207,303    $519,995,976
Income (loss) from
  continuing
  operations.............    $  9,528,596    $  3,633,414    $(15,067,174)   $  1,395,487    $ (2,514,985)
Income (loss) from
  discontinued
  operations.............    $  4,554,777    $  1,621,472    $ (6,640,570)   $ (4,561,728)   $ (6,631,791)
Basic earnings per share:
  Income (loss) from
     continuing
     operations..........           $1.62            $.63          $(2.61)          $0.23          $(0.41)
Fully diluted earnings
  per share:
  Income (loss) from
     continuing
     operations..........           $1.60            $.62          $(2.61)          $0.23          $(0.41)
Total assets.............    $185,442,085    $204,296,365    $327,140,201    $302,786,457    $263,913,004
Total long-term debt
  (excluding current
  portion)...............    $ 27,936,985    $ 35,464,669    $159,808,923    $150,128,541    $148,249,545
Cash dividends per
  share..................            $.27            $.28            $.07             $--             $--

-------------------------
(1) The Company's fiscal year consists of the 52- or 53-week period ending on the last Friday in May of each year. Fiscal 1996 was a 53-week fiscal year and all other years presented in this table were 52-week fiscal years.

(2) Net sales for all fiscal years presented have been restated to reflect the discontinuance of the fresh pork operations.

     For additional discussion of the differences in operating results in fiscal 1998 as compared to fiscal 1997, see "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATION

     During the fourth quarter of fiscal 1998, the Company formalized a plan to exit the fresh pork business. The Company announced its plans in June 1998 and closed its fresh pork facility in July 1998. The Company's current and prior year comparative Results of Operations exclude the results of the discontinued fresh pork operations. The Company recorded in the fourth quarter an after-tax charge related to the loss on disposal of the fresh pork operations of $39.3 million (See Note 13 of the Notes to the Consolidated Financial Statements for additional information related to the discontinued operations.).

     The following discussion analyzes material changes in the financial information of the Company on a year to year basis.

RESULTS OF OPERATION

  Fiscal 1998 as Compared to Fiscal 1997
  (52 week fiscal year compared to 52 week fiscal year)

     The Company's net loss from continuing operations for the fiscal year ended May 29, 1998 was approximately $2.5 million compared with net income of $1.4 million in 1997. The fourth-quarter and year-end

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 29, 1998

results included an after-tax restructuring charge of $2.4 million (See Note 12 of the Notes to the Consolidated Financial Statements for additional information related to the restructuring charge.) The LIFO (last in, first out) method of valuing inventories had the effect after taxes of reducing net loss by approximately $5.8 million and increasing net income by approximately $3.2 million in fiscal years 1998 and 1997, respectively.

     The operating loss was primarily the result of lower margins due to a shift in product mix resulting in a higher percentage of sales tonnage in lower margin commodity type products. In addition to a shift in product mix, margins were negatively impacted by a decrease in sales tonnage and increased competitive pressures.

     Net sales for fiscal 1998 decreased $82.2 million or 13.7% to $520.0 million from $602.2 million in the comparable year. Lower net sales dollars resulted from lower average selling prices of 12.2% and a reduction in sales volume of 2.1%. The lower average selling prices resulted from the shift in product mix, lower average raw material costs as discussed below and increased competitive pressures.

     Cost of goods (including delivery costs) decreased $71.4 million or 13.7% in fiscal 1998, as compared to fiscal 1997, primarily as a result of sharply lower raw material costs. The largest component of raw materials during fiscal 1998 was pork. As a percentage of net sales, cost of goods remained unchanged at 86.6%.

     Selling expenses were relatively unchanged from the prior year. Selling expenses as a percentage of net sales increased to 5.4% from 4.7% from the prior year primarily as a result of lower sales dollars.

     General and administrative expenses decreased $2.8 million or 12.2% as compared to fiscal 1997. The decrease is primarily the result of a cost reduction program put in place during the third quarter. As a percentage of net sales, general and administrative expenses remained unchanged at 3.9%

     Net interest costs remained relatively unchanged from fiscal 1997. As a percentage of net sales, net interest costs increased slightly to 1.8% from 1.6% in the prior year.

     The benefit for income taxes resulted from a loss from continuing operations of $4.5 million as compared with income from operations of $1.7 million in fiscal 1997.

     Additionally, the Company recorded in the fourth quarter an extraordinary after-tax charge of $1.8 million primarily related to a loss on early extinguishment of debt related to a loan restructuring (See Note 14 of the Notes to the Consolidated Financial Statements for additional information related to the extraordinary charge.).

     The loss per share of common stock from continuing operations before extraordinary charge on a basic and fully diluted basis increased to $.41 per share compared to income of $.23 per share in the comparable year-ago period, due to decreased profitability resulting from the factors discussed above.

  Fiscal 1997 as Compared to Fiscal 1996
  (52 week fiscal year compared to 53 week fiscal year)

     The Company's net income from continuing operations for the fiscal year ended May 30, 1997 was $1.4 million compared with a net loss of $15.1 million in 1996. The fourth-quarter and year-end net results include an after-tax restructuring charge of $3.3 million. The restructuring charge covers an estimate of future costs associated with the suspension of a joint production agreement at a processing facility in Council Bluffs, Iowa; see Note 12 of the Notes to the Consolidated Financial Statements for additional information related to the restructuring charge. The LIFO (last in, first out) method of valuing inventories had the effect after taxes of increasing earnings by approximately $3.2 million compared with an increase to net loss of $8.9 million in fiscal 1996. The improvement in results is primarily attributable to higher processed meat operating margins.

     Operating profits improved significantly as a result of higher margins, improved product mix, lower selling expenses and improved plant operating efficiencies. Offsetting higher margins was a reduction in sales tonnage

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 29, 1998

attributable to the Company's planned elimination of lower-margin product lines and its focus on maintaining reasonable profit margins on high-volume commodity products.

     Net sales for fiscal 1997 decreased $25.9 million or 4.1% to $602.2 million from $628.1 million in the prior year. Lower net sales resulted form a decrease in sales volume of 11% offset by increases in average selling prices of 7.9%. The increase in average selling prices was primarily attributable to the 15% increase in the cost of pork, the Company's primary raw material.

     Cost of goods sold (including delivery costs) decreased $56.8 million or 9.8% in fiscal 1997, as compared to fiscal 1996, primarily as a result of lower sales volume. As a percentage of net sales, cost of goods sold decreased to 86.6% in fiscal year 1997 from 92.1% in fiscal 1996, principally as a result of improved operating efficiencies. Operationally, the Company's facilities continue to run very efficiently on a direct-cost basis.

     Selling expenses decreased $5.8 million or 17.2% from the prior year period, primarily as a result of lower promotional expenses and a reduction in operating costs associated with the sales department's completion of its integration of the Wilson sales function into the Company's business. As a percentage of net sales, selling expenses decreased to 4.7% from 5.4%.

     General and administrative expenses remained relatively unchanged from the prior year. As a percentage of net sales, general and administrative expenses increased to 3.9% from 3.7%.

     Net interest costs increased $2.3 million, or 32.3%. The increase is attributable to an increase in interest expense related to increased borrowings under the Company's revolving credit agreement, as a result of the Company's fiscal 1996 operating losses and capital expenditures related to the Ponca City facility construction and increased interest rates associated with the Company's restructuring of its long-term revolving credit and private placement note agreements in September 1996.

     The provision for income taxes increased $9.5 million, primarily due to the increase in pre-tax income from continuing operations of $25.9 million from a loss of $24.3 million to income of $1.7 million in fiscal year 1997 resulting from the factors discussed above. The Company's effective tax provision (benefit) rate increased to 15.8% from (37.9%).

     Earnings per share of common stock from continuing operations increased $2.84 to income of $.23 from a loss of $2.61 per share for the prior year period. The increase in income resulted from the factors discussed above.

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

     The Company has historically maintained lines of credit in excess of the cash needs of its business. At May 29, 1998, the Company had a revolving credit agreement with a consortium of participating financial institutions whereby it could borrow in the aggregate up to $85 million, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company, with an additional $10 million for meeting seasonal demands of which $48.6 million was drawn upon and $8.2 million was used to support letters of credit. At May 29, 1998, the Company also had a term loan in place with the same consortium of financial institutions with principal amount outstanding of $75 million. See Note 4 of the Notes to the Consolidated Financial Statements for information related to the applicable interest rates under the revolving credit agreement and the term loan at May 29, 1998.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 29, 1998

     At May 29, 1998, the Company had approximately $3 million in cash. Cash provided by operations during the fifty-two weeks ended May 29, 1998 was approximately $8.5 million. Cash available at the beginning of the year plus cash generated from operations and acquired from financing and investing activities was used principally to pay down borrowings under the revolving credit agreement and other long-term debt of $76.8 million and to fund capital expenditures of $10.2 million. The Company's net working capital decreased to $40.0 million at May 29, 1998 from $56.2 million at May 30, 1997.

     The Company's debt is collateralized by substantially all of the Company's assets. In addition, the various loan agreements contain financial covenants with respect to consolidated net worth and interest coverage ratio (as defined therein). Furthermore, the agreements limit borrowings, capital expenditures and investments, and do not allow the payment of cash dividends or repurchase of the Company's common stock.

     On May 29, 1998, the Company was not in compliance with certain financial covenants relating to its loan and security agreement (the "loan agreement") with a consortium of lenders (the "lender group"). On September 10, 1998, the lender group waived the Company's past non-compliance with such financial covenants and amended certain covenants and other terms and conditions of the loan agreement. The following is a description of the significant changes to the loan agreement as a result of the amendment:

          1. The maximum amount available under the revolving loan was reduced by $15 million to $70 million, with an additional $10 million available to meet seasonal demands.

          2. The Company made a principal payment of $5 million on the term loan, reducing the principal balance outstanding to $70 million.

          3. The maturity date under the loan agreement was changed from April 15, 2001 to August 31, 1999.

          4. The interest rate on the revolving loan will increase by .75 percentage points, so that the Company may borrow either at the prime rate plus .75 percent or LIBOR plus 3 percent at the option of the Company, as provided in the loan agreement.

          5. The interest rate on the term loan will increase by .5 percentage points, so that the Company may borrow either at the prime rate plus 1 percent or LIBOR plus 3.25 percent at the option of the Company, as provided in the loan agreement.

          6. The Company will make payments of certain fees to the lender group either in cash or by delivery of warrants to purchase the Company's common stock or a combination thereof, at the Company's option, as follows:

                    PAYMENT DATE                          AMOUNT         EARNED DATE
                    ------------                          ------         -----------
4/30/99.............................................    $  500,000         6/30/99
6/30/99.............................................    $1,000,000         8/31/99
8/31/99.............................................    $1,500,000         8/31/99

     If the Company elects to make any portion of the payment through issuance of warrants to the lender group, the number of shares of common stock of the Company subject to the warrants will be determined by dividing the amount of the payment to be paid with warrants by a $7.50 per share conversion price. In total, warrants for up to 400,000 shares of common stock may be issued by the Company to make such payments.

     The Company exports a significant portion of its hot dog production to Russia. As a result of recent economic and political instability, including the rapid devaluation of its currency, the Company's continued ability to transact business in this region is uncertain. As of August 28, 1998, the Company had inventory and accounts receivable of approximately $13 million related to the production and sale of Russian products. At this time, the Company is unable to predict if it will sustain losses related to these assets.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 29, 1998

     The Company anticipates net capital expenditures during fiscal 1999 of approximately $5.0 million, which will be used to upgrade various machinery and equipment with continued emphasis on projects that will further streamline operations, for increased efficiencies and productivity gains. Management believes that funds provided from operations and borrowings under available lines of credit will permit it to continue to finance its current operations and to further develop its business in accordance with its operating strategies.

YEAR 2000

     The Company has initiated a Year 2000 compliance program. The compliance program has established a process for evaluating and managing the risks and costs associated with this issue. The Company has dedicated internal resources to address the Year-2000 issue. In fiscal 1996, the Company completed a two-year project that re-engineered some key accounting and logistics systems all of which were made Year 2000 compliant. The Company expects to have all remaining critical systems Year 2000 compliant. As a result of the completion of the fiscal 1996 project, the Company does not foresee any risks or costs related to the Year 2000 compliance issue that would have a material adverse effect on the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (Pages immediately following signature page)

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 29, 1998

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
        OF THE REGISTRANT

     The directors of the Company are as follows:

                                                                                                    CURRENT
                                                                                         DIRECTOR    TERM
                NAME                     AGE   POSITION HELD WITH COMPANY                 SINCE     EXPIRES
                ----                     ---   --------------------------                --------   -------
Henry S Dorfman......................    76    Chairman of the Board                     1959       1998
Joel Dorfman.........................    47    President, Chief Executive Officer and    1978       1998
                                               Director
Moniek Milberger.....................    68    Director                                  1959       1999
John C. Canepa.......................    68    Director                                  1983       1999
Louis Glazier........................    49    Executive Vice President Finance and      1988       2000
                                               Administration and Director
Burton D. Farbman....................    55    Director                                  1988       2000
Seymour Roberts......................    64    Director                                  1992       2000

     The executive officers of the Company who are not also directors are:

                                                                                         OFFICER
                NAME                     AGE   POSITION HELD WITH COMPANY                 SINCE
                ----                     ---   --------------------------                -------
Keith Jahnke.........................    44    Executive Vice President Sales            1987
Edward Boan..........................    48    Executive Vice President Pork and Labor   1987
                                               Relations

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

     Moniek Milberger has been a Certified Public Accountant in private practice since 1960 and serves as a consultant to the Company.

     John C. Canepa has been a consulting principal of Crow Chizek, a certified public accounting and consulting firm, since November, 1995. From 1970 to November 1995, Mr. Canepa served as President and Chief Executive Officer of Old Kent Financial Corporation and Old Kent Bank and Trust Company, Grand Rapids, Michigan.

     Louis Glazier has been Executive Vice President Finance and Administration of the Company since 1988. Mr. Glazier has also been a director of the Company since 1988.

     Burton D. Farbman has been President of The Farbman Group, a real estate development and management company, since 1987, and prior to that was President of the Farbman Group in 1977.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 29, 1998

     Seymour Roberts has been a Senior Vice President and Senior Partner of N.W. Ayer & Partners, an advertising agency, since February, 1992. From 1973 to 1991, Mr. Roberts served as Executive Vice President and General Manager of W.B. Doner & Company, an advertising agency.

     Keith Jahnke has been Executive Vice President Sales since May 1998. Mr. Jahnke served as Executive Vice President Processed Meats from May 1996 to May 1998. Mr. Jahnke also served as Executive Vice President Sales and Marketing for the Company from 1987 to May 1996.

     Edward Boan became Vice President of Human Resources in 1985. In 1987, he also became General Manager and Vice President Fresh Pork. In 1991, Mr. Boan became Executive Vice President Pork and Human Resources and, in 1998, he became Executive Vice President Pork and Labor Relations.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Under the Company's standard arrangements, each director who is not an officer of the Company receives an annual director's fee in the amount of $8,750. In addition, during fiscal 1998, Mr. Milberger received $21,800 as compensation for consulting services rendered to the Company.

COMPENSATION OF EXECUTIVES

     The following tables sets forth information with respect to the compensation paid or accrued by the Company during the last three years ended May 29, 1998, to or on behalf of each executive officer of the Company including the Chief Executive Officer (the "Named Officers"), in all capacities in which they served:

                           SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION              LONG-TERM
                                         ------------------------------------    COMPENSATION
                               FISCAL                          OTHER ANNUAL       AWARDS --         ALL OTHER
                                YEAR      SALARY     BONUS    COMPENSATION(1)      OPTIONS       COMPENSATION(2)
                               ------     ------     -----    ---------------    ------------    ---------------
Joel Dorfman...............     1998     $441,538                  21,938           50,000           25,355(3)
  President and                 1997      486,100     --           20,003           50,000           31,352(3)
  Chief Executive Officer       1996      600,000     --           12,387           40,000           25,361(3)
Henry S Dorfman............     1998          -0-                  24,270               --            6,524(3)
  Chairman of the Board         1997      207,058     --           52,943               --            7,178(3)
                                1996      500,000     --          119,262               --            7,178(3)
Louis Glazier..............     1998      240,385                   8,260           12,500            1,000
  Executive Vice President      1997      250,000(3)  --           22,415           12,500            1,000
  Finance and
     Administration             1996      250,000     --           13,103           10,000            2,261(3)
Keith Jahnke...............     1998      240,385                   2,675           12,500            1,000
  Executive Vice President      1997      250,000     --            2,675           12,500            1,000
  Sales                         1996      250,000     --            2,675           10,000            1,000
Edward Boan................     1998      240,385                   2,155           12,500            1,000
  Executive Vice President      1997      250,000     --            2,150           12,500            1,000
  Pork and Labor Relations      1996      250,000     --            1,975           10,000            1,000

-------------------------
(1) Includes amounts relating to use of company-owned automobiles and reimbursement of business, entertainment and other expenses.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 29, 1998

(2) Except as noted, consists only of the Company's 401(k) contributions.

(3) Includes premiums paid by the Company for Joel Dorfman, Henry S Dorfman and Louis Glazier in connection with split dollar life insurance policies maintained by the Company on their lives in policy amounts (as of May 31, 1998) of $1,938,496, $178,000 and $100,000, respectively. Pursuant to this arrangement, the Company pays the annual premiums on such policies, each of which is owned by the spouse of the insured, and the Company has received a collateral assignment of the policies and will recover the premiums advanced, without interest, upon the death or termination of employment of each insured. The aggregate premiums paid (and to be recovered by the Company) for these policies on the lives of Joel Dorfman, Henry S Dorfman and Louis Glazier as of May 31, 1998 were $387,330, $221,654 and $12,455, respectively.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information concerning individual grants of stock options made during the fiscal year ended May 29, 1998 to each of the executive officers of the Company named in the Summary Compensation Table above:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                    INDIVIDUAL GRANTS                         POTENTIAL REALIZED VALUE
                                ----------------------------------------------------------       AT ASSUMED ANNUAL
                                           PERCENTAGE OF                                        RATES OF STOCK PRICE
                                           TOTAL OPTIONS                                       APPRECIATION AT END OF
                                            GRANTED TO      PER SHARE                           TEN-YEAR OPTION TERM
                                OPTIONS    EMPLOYEES IN     EXERCISE        EXPIRATION        ------------------------
             NAME               GRANTED     FISCAL YEAR       PRICE            DATE              5%            10%
             ----               -------    -------------    ---------       ----------           --            ---
Joel Dorfman..................  50,000        20.49%         15.813      February 14, 2008    $497,235     $1,260,090
Henry S Dorfman...............      --            --                                                --             --
Louis Glazier.................  12,500         5.12%         15.813      February 14, 2008     124,309        315,023
Keith Jahnke..................  12,500         5.12%         15.813      February 14, 2008     124,309        315,023
Edward Boan...................  12,500         5.12%         15.813      February 14, 2008     124,309        315,023

-------------------------
(1) Each Option granted in fiscal 1998 is exercisable immediately.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the fiscal year ended May 29, 1998, Joel Dorfman, John C. Canepa, Burton D. Farbman, Moniek Milberger and Seymour Roberts served as members of the Company's Compensation Committee. Joel Dorfman has been President of the Company since March, 1985 and Chief Executive Officer since July, 1995.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     General. The Compensation Committee's overall compensation policy applicable to the Company's executive officers is to provide a compensation program that is intended to attract and retain qualified executives for the Company and to provide them with incentives to achieve Company goals and increase shareholder value. The Compensation Committee implements this policy through establishing salaries and bonuses. The Compensation Committee's current policy is not to provide significant pension or other retirement benefits for the Company's employees.

     Salaries. The Compensation Committee's policy is to provide salaries that are generally similar to those of similar executive officers in similar companies. The Compensation Committee determines comparable salaries through discussions with candidates for such positions, Company research and the research of independent consultants concerning the salaries paid by the Company's competitors.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 29, 1998

     Bonuses. Messrs. Henry S Dorfman, Joel Dorfman, Glazier, Jahnke and Boan are eligible to receive cash bonuses pursuant to the Company's Cash Bonus Plan, which was approved by the shareholders at the 1994 Annual Meeting, and which is administered by the Executive Compensation Committee. The Company's bonus program (the "Executive Bonus Program") permits other executive officers, and certain other participating employees, as selected by the Compensation Committee in its sole discretion, to earn annual cash bonus awards. The Compensation Committee's policy is to provide a major portion of each executive officer's total compensation in the form of such bonuses to provide them with incentives to achieve the Company's financial and operational goals and increase shareholder value. Bonuses are generally determined as a percentage of the Company's pre-tax income in excess of predetermined target levels which vary from year to year as established by the Compensation Committee at the beginning of each fiscal year. As a result, the compensation of the Company's executive officers is made dependent on the Company's overall performance. Such bonuses are also intended to identify and give priority to the Company's goals by tying compensation to the Company's business plans. In addition to the foregoing, for employees who are not covered by the Company's Cash Bonus Plan, the Compensation Committee takes into account the participant's position, salary level and individual contributions to the Company in determining a particular bonus award. Other participants in the Executive Bonus Program are selected from among those employees of the Company who the Compensation Committee believes have the capacity to contribute in a substantial way to the successful performance of the Company. Bonuses are paid following the end of the fiscal year for which the bonus is earned. None of the Company's executive officers received a cash bonus in fiscal 1998.

     Stock Options. Stock options are awarded by the Stock Option Committee of the Board of Directors. The Stock Option Committee's policy is to award stock options to the Company's officers in amounts reflecting the participant's position and ability to influence the Company's overall performance. Options are intended to provide participants with an increased incentive to make contributions to the long-term performance of growth of the Company, to join the interests of participants with the interests of shareholders of the Company and to attract and retain qualified employees. The Stock Option Committee's policy has been to grant options with a term of ten-years to provide a long-term incentive and to fix the exercise price of the options at the fair market values of the underlying shares on the date of grant. As a result, such options will only have value if the price of the underlying shares increases.

     Fiscal 1998 Compensation Decisions Regarding Joel Dorfman. In accordance with the Company's Cash Bonus Plan, the Executive Compensation Committee did not approve a bonus for Joel Dorfman for fiscal 1998. Joel Dorfman did not participate in the approval of his own compensation, but did participate in discussion of the Company's performance for fiscal 1998.

                                          By the Compensation Committee

                                          JOEL DORFMAN
                                          JOHN C. CANEPA
                                          BARTON D. FARBMAN
                                          MONIEK MILBERGER
                                          SEYMOUR ROBERTS

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 29, 1998

                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                        AMONG THORN APPLE VALLEY, INC.,
                   MEAT PACKING INDEX AND NASDAQ MARKET INDEX

               MEASUREMENT PERIOD                   THORN APPLE         INDUSTRY           NASDAQ
             (FISCAL YEAR COVERED)                  VALLEY, INC.         INDEX          MARKET INDEX
1993                                                           100               100               100
1994                                                        126.63            117.68            109.66
1995                                                         91.83            141.79            120.03
1996                                                         71.21            178.53            169.42
1997                                                         89.95            235.18            190.08
1998                                                         81.21            237.34            241.34

-------------------------
Assumes $100 invested on May 28, 1993
Assumes dividend reinvested
Fiscal year ending May 29, 1998

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
        BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL HOLDERS OF SECURITIES

     As of September 10, 1998, Henry S Dorfman was the beneficial owner of 2,420,642 shares (39.4%) of the Company's Common Stock. Included in the shares beneficially owned by Henry S Dorfman are (a) 1,700,806 shares of the Company's Common Stock held by Henry S Dorfman as trustee under charitable remainder trusts for the benefit of Henry S Dorfman's children, which shares Henry S Dorfman has the power to vote, and (b) 55,000 shares of the Company's Common Stock held by the Henry S Dorfman and Mala Dorfman Foundation, which Henry S Dorfman has the power to vote. Also included in the shares beneficially owned by Henry S Dorfman are 286,660 shares of the Company's Common Stock that are subject to a Shareholder Agreement, dated as of August 1, 1988 (the "Shareholder Agreement"), pursuant to which Henry S Dorfman has the sole power to vote such shares; such shares are owned by Joel Dorfman, Henry S Dorfman's son.

     As of September 10, 1998, Joel Dorfman was the beneficial owner of 638,360 shares (9.8%) of the Company's Common Stock, of which Henry S Dorfman has the power to vote 286,660 shares. In addition, included in the total number of shares beneficially owned by Joel Dorfman as of September 10, 1998 are 351,250 shares which Joel Dorfman has the right to acquire within 60 days of such date pursuant to the Company's 1982 Stock Option Plan, the Company's 1990 Employee Stock Option Plan and the Company's 1996 Stock Option Plan (collectively referred to as the "Company's Stock Option Plans") and 450 shares held

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 29, 1998

in custodial accounts for the benefit of Joel Dorfman's sons. As of September 10, 1998, Henry S Dorfman, together with members of his family, directly or indirectly beneficially owned 2,771,892 shares (42.7%) of the Company's outstanding Common Stock. The address of Henry S Dorfman and Joel Dorfman is 26999 Central Park Boulevard, Suite 300, Southfield, Michigan 48076.

     As of September 10, 1998, David A. Rocker, a registered investment advisor, beneficially owned 596,600 shares (9.7%) of the Company's Common Stock, all of which shares are held in investment advisory accounts managed by Mr. Rocker. Mr. Rocker has sole voting and investment power over all such shares. The address of Mr. Rocker is 45 Rockefeller Plaza, New York, New York 10111.

     As of September 10, 1998, Heartland Advisors, Inc. ("Heartland"), a registered investment advisor, beneficially owned 533,595 shares (8.7%) of the Company's Common Stock, all of which shares are held in investment advisory accounts of Heartland. Heartland has sole voting and/or investment power over such shares. The address of Heartland is 790 North Milwaukee Street, Milwaukee, Wisconsin 53202.

     As of September 10, 1998, DDJ Capital Management, LLC ("DDJ"), a registered investment advisor, may be deemed to beneficially own 588,340 shares (9.6%) of the Company's Common Stock, all of which are held in portfolios of clients advised by DDJ. In particular, DDJ Overseas Corp., a company advised by and affiliated with DDJ, owns 515,860 shares of Common Stock, The Copernicus Fund, L.P., a limited partnership advised by and affiliated with DDJ, owns 50,330 shares of Common Stock, and Kepler Overseas Corp., a company advised by DDJ, owns 22,150 shares of Common Stock. DDJ Copernicus, an affiliate of DDJ, is the general partner of The Copernicus Fund, L.P., and may be deemed to beneficially own the shares of Common Stock owned by The Copernicus Fund, L.P. DDJ Galileo Corp., an affiliate of DDJ, is the general partner of DDJ Overseas Corp., and may be deemed to beneficially own the shares of Common Stock owned by DDJ Overseas Corp. The address of each of DDJ, DDJ Galileo Corp., The Copernicus Fund, L.P., and DDJ Copernicus, LLC is 141 Linden Street, Suite 4, Wellesly, Massachusetts 02181. The address of each of DDJ Overseas Corp. and Kepler Overseas Corp. is c/o Goldman Sachs (Cayman), Harbour Centre, George Town, Post Office Box 896, Grand Cayman Islands.

     As of September 10, 1998, Capital Guardian Trust company ("Capital Guardian"), a bank as defined in Section 3(a)6 of the Exchange Act, beneficially owned 405,000 shares (6.6%) of the Company's Common Stock. Capital Guardian a wholly-owned subsidiary of Capital Group Companies, Inc., serves as an investment advisor to the various investment accounts in which are held shares of the Company's Common Stock. The address of Capital Guardian is 333 South Hope Street, Los Angeles, California 90071.

     As of September 10, 1998, Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, may be deemed to beneficially own 336,940 shares (5.5%) of the Company's Common Stock, all of which shares were held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, for all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. The address of Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 29, 1998

     The following table sets forth the stock ownership of the Company's directors and executive officers as of September 10, 1998.

                                                                NUMBER OF        PERCENT
                            NAME                                SHARES(1)        OF CLASS
                            ----                                ---------        --------
Henry S Dorfman.............................................     2,420,642(1)      39.4
Joel Dorfman................................................       638,360(1)       9.8
Moniek Milberger............................................           650         *
John C. Canepa..............................................           200         *
Louis Glazier...............................................        81,721(2)       1.3
Burton D. Farbman...........................................         1,375         *
Seymour Roberts.............................................           300         *
Keith Jahnke................................................        70,650(3)       1.1
Edward Boan.................................................        63,037(4)       1.0
All directors and executive officers as a group (9
  persons)..................................................     2,989,825(5)      44.7

-------------------------
 *  Less than 1.0%

(1) See page 16 for a description of Henry S Dorfman's and Joel Dorfman's share holdings.

(2) Louis Glazier owns outright and has the sole voting and investment power for 11,414 shares. In addition, within 60 days of September 10, 1998, Mr. Glazier has the right to acquire 70,000 shares pursuant to the Company's Stock Option Plans. Also included in the number listed in the table above are 307 shares owned by one of Mr. Glazier's daughters.

(3) Keith Jahnke owns outright and has the sole voting and investment power for 650 shares. In addition, within 60 days of September 10, 1998, Keith Jahnke has the right to acquire 70,000 shares pursuant to the Company's Stock Option Plans.

(4) Mr. Boan owns outright and has sole voting and investment power for 537 shares. In addition, within 60 days of September 10, 1998, Edward Boan has the right to acquire 62,500 shares pursuant to the Company's Stock Option Plans.

(5) Total includes 523,750 shares which such persons have the right to acquire within 60 days of September 10, 1998 pursuant to the Company's Stock Option Plans.

     Management does not know of any other person who beneficially owned, as of September 10, 1998, more than 5% of the Company's Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND
        RELATED TRANSACTIONS

     Mr. Milberger, a director, received $21,800 as compensation for consulting services rendered to the Company.

     The Company uses a freezer warehouse facility owned by Freezer Services of Michigan, Inc., a corporation of which 75% of the stock is owned by Henry S Dorfman. During fiscal 1998, the Company paid approximately $1,983,000 to Freezer Services of Michigan for storage charges, blast freezing and handling. Additionally, the Company paid Freezer Services of Michigan $882,000 for rent during fiscal 1998 under a one-year lease extension that expires in January 1999. In the opinion of management, the terms of the Company's dealings with Freezer Services of Michigan were at least as favorable to the Company as generally available to the Company from independent parties at the time of the transactions.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 29, 1998

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
        AND REPORTS ON FORM 8-K

14(a)(1) Financial Statements

         Report of Independent Accountants
         Consolidated Balance Sheets at May 29, 1998 and May 30, 1997 Consolidated Statements of Operations for the years ended May 29, 1998,
         May 30, 1997 and   May 31, 1996
         Consolidated Statements of Shareholders' Equity for the years ended May
         29, 1998, May 30, 1997   and May 31, 1996
          Consolidated Statements of Cash Flows for the years ended May 29,
          1998, May 30, 1997 and   May 31, 1996
          Notes to Consolidated Financial Statements

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

14(a)(2) Financial Statement Schedule

         Report of Independent Accountants on Financial Statement Schedule (included in report of independent accountants on financial statements) of PricewaterhouseCoopers LLP.

         II -- Valuation and qualifying accounts and reserves for the years ended May 29, 1998, May 30, 1997 and May 31, 1996

               Schedules other than those referred to are omitted for the reason that they are not required or are not applicable.

14(a)(3) Exhibits


          (3) (a)       Restated Articles of Incorporation. Exhibit (3)(a) is
                        incorporated herein by reference to Exhibit 3.1 to the
                        Company's Form S-2 Registration Statement, Registration No.
                        33-43287.
              (b)       Amendment to Restated Articles of Incorporation. Exhibit
                        (3)(b) is incorporated herein by reference to Exhibit (3)(b)
                        to the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 1993.
              (c)       Amendment to Restated Articles of Incorporation. Exhibit
                        (3)(c) is incorporated herein by reference to Exhibit (3)(c)
                        to the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 1997.
              (d)       By-laws, as amended. Exhibit (3)(d) is incorporated herein by reference to Exhibit (3)(b) to the Company's Annual
                        Report on Form 10-K for the fiscal year ended May 29, 1981.
              (e)       First Amendment to By-Laws of the Company. Exhibit (3)(e) is
                        incorporated herein by reference to Exhibit (3)(e) to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended May 30, 1997.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 29, 1998

         (10)           Material Contracts
              (a)       Bond Purchase Agreement, dated as of July 1, 1984, among The
                        Onslow County Industrial Facilities and Pollution Control
                        Financing Authority, Branch Banking and Trust Company and
                        the Company.
                               Exhibit (10)(a) is incorporated herein by reference
                              to Exhibit (10)(f) to the Company's Annual Report on
                              Form 10-K for the fiscal year ended May 31, 1991, as
                              amended by its Form 8 dated October 10, 1991.
              (b)       Loan Agreement, dated as of July 1, 1984, between The Onslow
                        County Industrial Facilities and Pollution Control Financing
                        Authority and the Company.
                               Exhibit (10)(b) is incorporated herein by reference
                              to Exhibit (10)(g) to the Company's Annual Report on
                              Form 10-K for the fiscal year ended May 31, 1991, as
                              amended by its Form 8 dated October 10, 1991.
              (c)       Promissory Note in the principal amount of $6,000,000, dated
                        July 1, 1984, from the Company payable to The Onslow County
                        Industrial Facilities and Pollution Control Financing
                        Authority.
                               Exhibit (10)(c) is incorporated herein by reference
                              to Exhibit (10)(h) to the Company's Annual Report on
                              Form 10-K for the fiscal year ended May 31, 1991, as
                              amended by its Form 8 dated October 10, 1991.
              (d)       Security Agreement, dated as of July 1, 1984, between Branch
                        Banking and Trust Company and the Company.
                               Exhibit (10)(d) is incorporated herein by reference
                              to Exhibit (10)(i) to the Company's Annual Report on
                              Form 10-K for the fiscal year ended May 31, 1991, as
                              amended by its Form 8 dated October 10, 1991.
              (e)       Guaranty Agreement, dated as of July 1, 1984, from the
                        Company to Branch Banking and Trust Company.
                               Exhibit (10)(e) is incorporated herein by reference
                              to Exhibit (10)(j) to the Company's Annual Report on
                              Form 10-K for the fiscal year ended May 31, 1991, as
                              amended by its Form 8 dated October 10, 1991.
              (f)       Loan Agreement dated as of December 1, 1993 by and between
                        Michigan Strategic Fund and the Company relating to
                        $5,500,000 Adjustable Rate Demand Limited Obligation Revenue
                        Bonds.
                               Exhibit (10)(f) is incorporated herein by reference
                              to Exhibit (10)(ff) to the Company's Annual Report on
                              Form 10-K for the fiscal year ended May 27, 1994.
              (g)       Asset Purchase Agreement, dated as of April 29, 1995, by and among the Company and Doskocil Companies Incorporated and
                        Wilson Foods Corporation, Concordia Foods Corporation, Dixie
                        Foods Company and Shreveport Foods Company.
                               Exhibit (10)(g) is incorporated herein by reference
                              to Exhibit 2.1 to the Company's Report on Form 8-K
                              dated May 30, 1995, as amended by its Form 8-K/A dated
                              May 30, 1995.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 29, 1998

              (h)       First Amendment to Asset Purchase Agreement, dated as of May
                        26, 1995, by and among the Company, Foodbrands America,
                        Inc., successor by merger to Doskocil Companies
                        Incorporated, Wilson Foods Corporation, Concordia Foods
                        Corporation, Dixie Foods Company and Shreveport Foods
                        Company.
                               Exhibit (10)(h) is incorporated herein by reference
                              to Exhibit 2.2 to the Company's Report on Form 8-K
                              dated May 30, 1995, as amended by its Form 8-K/A dated
                              May 30, 1995.
              (i)       Noncompete Agreement, dated May 30, 1995, by Foodbrands
                        America, Inc., Wilson Foods Corporation, Concordia Foods
                        Corporation, Dixie Foods Company and Shreveport Foods
                        Company in favor of the Company.
                               Exhibit (10)(i) is incorporated herein by reference
                              to Exhibit 10.1 to the Company's Report on Form 8-K
                              dated May 30, 1995, as amended by its Form 8-K/A dated
                              May 30, 1995.
              (j)       Supply Agreement, dated May 30, 1995, by and among Wilson
                        Foods Corporation and Foodbrands America, Inc., Dixie Foods
                        Company and the Company.
                               Exhibit (10)(j) is incorporated herein by reference
                              to Exhibit 10.2 to the Company's Report on Form 8-K
                              dated May 30, 1995, as amended by its Form 8-K/A dated
                              May 30, 1995.
              (k)       Transition Service Agreement, dated May 30, 1995, by and
                        between Foodbrands America, Inc. and the Company.
                               Exhibit (10)(k) is incorporated herein by reference
                              to Exhibit 10.3 to the Company's Report on Form 8-K
                              dated May 30, 1995, as amended by its Form 8-K/A dated
                              May 30, 1995.
              (l)       Note Agreement, dated as of October 1, 1994, by and between the Company and Allstate Life Insurance Company relating to
                        $8,000,000 principal amount 8.42% Senior Notes due October
                        1, 2003.
                               Exhibit 10(l) is incorporated herein by reference to
                              Exhibit 10(t) to the Company's Annual Report on Form
                              10-K for the fiscal year ended May 26, 1994, as
                              amended.
              (m)       Change of Control Agreement, dated February 24, 1998,
                        between Edward E. Boan and Thorn Apple Valley, Inc.
                               Exhibit 10(m) is incorporated herein by reference to
                              Exhibit 10.1 to the Company's Quarterly Report on Form
                              10-Q for the period ended March 6, 1998, as amended by
                              Form 10-Q/A, filed May 14, 1998.
              (n)       Change of Control Agreement, dated February 24, 1998,
                        between Keith Jahnke and Thorn Apple Valley, Inc.
                               Exhibit 10(n) is incorporated herein by reference to
                              Exhibit 10.2 to the Company's Quarterly Report on Form
                              10-Q for the period ended March 6, 1998, as amended by
                              Form 10-Q/A, filed May 14, 1998.
              (o)       Change of Control Agreement, dated February 24, 1998,
                        between Louis Glazier and Thorn Apple Valley, Inc.
                               Exhibit 10(o) is incorporated herein by reference to
                              Exhibit 10.3 to the Company's Quarterly Report on Form
                              10-Q for the period ended March 6, 1998, as amended by
                              Form 10-Q/A, filed May 14, 1998.

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 29, 1998

              (p)       Change of Control Agreement, dated February 24, 1998,
                        between Joel Dorfman and Thorn Apple Valley, Inc.
                               Exhibit 10(p) is incorporated herein by reference to
                              Exhibit 10.4 to the Company's Quarterly Report on Form
                              10-Q for the period ended March 6, 1998, as amended by
                              Form 10-Q/A, filed May 14, 1998.
              (q)       Loan and Security Agreement, dated as of April 16, 1998,
                        between the Company, Cooperatieve Centrale
                        Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New
                        York Branch, as Administrative Agent and as a Lender, Heller
                        Financial, Inc., as Collateral Agent, as Documentation Agent
                        and as a Lender, Harris Trust and Savings Bank, as Co-Agent
                        and as a Lender, and the other Lenders from time to time
                        party thereto.
              (r)       Waiver and Amendment No. 1 to Loan and Security Agreement,
                        dated as of September 10, 1998, by and among Heller
                        Financial, Inc., as a Lender and as Collateral Agent (the
                        "Collateral Agent") and Documentation Agent (the
                        "Documentation Agent") for the Lenders, Cooperative Centrale
                        Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New
                        York Branch, as a Lender and as Administrative Agent (the
                        "Administrative Agent") for the Lenders, Harris Trust and
                        Savings Bank, as a Lender and a Co-Agent (the "Co-Agent")
                        for the Lenders, the other Lenders party thereto and Thorn
                        Apple Valley, Inc.
              (s)       $10,000,000 6 1/2% Convertible Debenture, due September 9,
                        2003, between Thorn Apple Valley, Inc. and IBP, inc.
         (21)           Subsidiaries of the registrant.
         (23)           Consent of PricewaterhouseCoopers LLP.
         (27)           Financial Data Schedule.

14(b) The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this Report.

14(d)(5) Schedules (Pages following signature page)

                                                                      Year Ended
Form 10-K                   THORN APPLE VALLEY, INC.                May 29, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 10, 1998.
                                          THORN APPLE VALLEY, INC.
                                          (Registrant)

                                          By /s/ LOUIS GLAZIER

                                            ------------------------------------
                                            Louis Glazier
                                            Executive Vice President
                                            Finance and Administration

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 10, 1998.

                  SIGNATURE                                        CAPACITY
                  ---------                                        --------

                                                 Director
---------------------------------------------
               John C. Canepa

             /s/ HENRY S DORFMAN                 Director
---------------------------------------------
               Henry S Dorfman

              /s/ JOEL DORFMAN                   President and Director (principal executive
---------------------------------------------    officer)
                Joel Dorfman

                                                 Director
---------------------------------------------
              Burton D. Farbman

              /s/ LOUIS GLAZIER                  Executive Vice President Finance and
---------------------------------------------    Administration and Director (principal
                Louis Glazier                    financial and accounting officer)

            /s/ MONIEK MILBERGER                 Director
---------------------------------------------
              Moniek Milberger

                                                 Director
---------------------------------------------
               Seymour Roberts

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Thorn Apple Valley, Inc.
Southfield, Michigan:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 17 present fairly, in all material respects, the financial position of Thorn Apple Valley, Inc. and its subsidiaries at May 29, 1998 and May 30, 1997 and the results of their operations and their cash flows for each of the three years in the period ended May 29, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 18 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Detroit, Michigan
July 24, 1998, except for the subsequent events information presented in Notes 4, 9 and 15 for which the date is September 10, 1998

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  MAY 29,         MAY 30,
                                                                    1998            1997
                                                                  -------         -------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $  3,072,464    $  6,028,698
  Short-term investments....................................         500,000         500,000
  Accounts receivable, net of allowance for doubtful
    accounts (1998, $761,800; 1997, $888,500)...............      42,434,856      44,888,327
  Inventories (Note 2)......................................      58,715,450      65,115,331
  Refundable income taxes...................................         632,323
  Deferred income taxes (Note 5)............................       3,592,000       2,727,000
  Prepaid expenses and other current assets.................       6,277,836       7,683,296
                                                                ------------    ------------
         Total current assets...............................     115,224,929     126,942,652
                                                                ------------    ------------
Property, plant and equipment:
  Land......................................................       1,261,380       1,276,933
  Buildings and improvements................................      48,814,916      67,692,480
  Machinery and equipment...................................     112,469,354     158,207,873
  Transportation equipment..................................       5,820,609       7,056,966
  Property under capital leases.............................       5,966,625      10,162,649
  Construction in progress..................................       1,570,829       1,807,098
                                                                ------------    ------------
                                                                 175,903,713     246,203,999
         Less accumulated depreciation......................      84,162,032     111,762,145
                                                                ------------    ------------
                                                                  91,741,681     134,441,854
                                                                ------------    ------------
Other assets:
  Intangible assets, net of accumulated amortization (1998;
    $2,517,900; 1997; $1,678,600)...........................      31,054,100      31,893,400
  Deferred income taxes.....................................       7,536,000
  Other.....................................................       8,356,294       9,508,551
                                                                ------------    ------------
         Total other assets.................................      46,946,394      41,401,951
                                                                ------------    ------------
                                                                $253,913,004    $302,786,457
                                                                ============    ============
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 31,143,268    $ 41,111,001
  Accrued liabilities (Note 3)..............................      37,135,059      23,661,536
  Current portion of long-term debt (Note 4)................       6,959,824       4,566,445
  Income Taxes (Note 5).....................................                       1,425,403
                                                                ------------    ------------
         Total current liabilities..........................      75,238,151      70,764,385
                                                                ------------    ------------
Other noncurrent liabilities (Note 12)......................       3,330,674       3,675,000
Long-term debt (Note 4).....................................     148,249,545     150,128,541
Deferred income taxes (Note 5)..............................                       1,138,000
                                                                ------------    ------------
         Total noncurrent liabilities.......................     151,580,219     154,941,541
                                                                ------------    ------------
Shareholders' equity:
  Preferred stock: $1 par value; authorized 200,000 shares;
    issued none Common nonvoting stock: $.10 par value;
    authorized 20,000,000 shares; issued none Common voting
    stock: $.10 par value; authorized 20,000,000 shares;
    issued 6,133,198 shares in 1998 and 6,110,480 shares in
    1997....................................................         613,320         611,048
  Capital in excess of par value............................      10,800,915      10,500,213
  Retained earnings.........................................      15,680,399      65,969,270
                                                                ------------    ------------
                                                                  27,094,634      77,080,531
                                                                ------------    ------------
                                                                $253,913,004    $302,786,457
                                                                ============    ============

                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           FISCAL YEARS ENDED
                                                              --------------------------------------------
                                                                MAY 29,         MAY 30,         MAY 31,
                                                                  1998            1997            1996
                                                                -------         -------         -------
Net sales...................................................  $519,995,976    $602,207,303    $628,069,680
                                                              ------------    ------------    ------------
Operating costs and expenses:
  Cost of goods sold, including delivery costs..............   450,212,280     521,646,953     578,439,558
  Selling...................................................    28,246,780      28,232,784      34,088,458
  General and administrative................................    20,526,639      23,376,507      23,203,387
  Depreciation and amortization.............................    13,930,399      13,749,556      11,793,407
  Restructuring charge (Note 12)............................     3,631,436       5,000,000
                                                              ------------    ------------    ------------
                                                               516,547,534     592,005,800     647,524,810
                                                              ------------    ------------    ------------
Income (loss) from operations...............................     3,448,442      10,201,503     (19,455,130)
                                                              ------------    ------------    ------------
Other expenses (income):
  Interest, net.............................................     9,525,350       9,428,447       7,126,871
  Other, net................................................    (1,600,923)       (883,431)     (2,316,827)
                                                              ------------    ------------    ------------
                                                                 7,924,427       8,545,016       4,810,044
                                                              ------------    ------------    ------------
Income (loss) from continuing operations before income taxes
  and extraordinary item....................................    (4,475,985)      1,656,487     (24,265,174)
Provision (benefit) for income taxes (Note 5)...............    (1,961,000)        261,000      (9,198,000)
                                                              ------------    ------------    ------------
Income (loss) from continuing operations before
  extraordinary item........................................    (2,514,985)      1,395,487     (15,067,174)
Discontinued operations (Note 13):
  Loss from operations of discontinued fresh pork division
    (net of tax benefit of 1998, $3,622,000; 1997,
    $2,501,000; 1996, $3,652,000)...........................    (6,631,791)     (4,561,728)     (6,640,570)
  Loss on disposal of fresh pork division (including tax
    benefit of $1,750,000 for operating losses during
    phase-out period) (net of tax benefit of $5,786,000)....   (39,318,597)
                                                              ------------    ------------    ------------
Loss from discontinued operations before extraordinary
  item......................................................   (45,950,388)     (4,561,728)     (6,640,570)
Extraordinary item, loss on early extinguishment of debt
  related to loan restructuring, (net of tax benefit of
  $982,000) (Note 14).......................................    (1,823,498)
                                                              ------------    ------------    ------------
Net loss....................................................  $(50,288,871)   $ (3,166,241)   $(21,707,744)
                                                              ============    ============    ============
Basic earnings (loss) per share:
  Continuing operations before extraordinary item...........  $      (0.41)   $       0.23    $      (2.61)
                                                              ============    ============    ============
  Loss on discontinued operations...........................  $      (1.08)   $      (0.76)   $      (1.15)
                                                              ============    ============    ============
  Loss on disposal of discontinued operations...............  $      (6.42)
                                                              ============    ============    ============
  Extraordinary loss related to loan restructuring..........  $      (0.30)
                                                              ============    ============    ============
  Net loss..................................................  $      (8.21)   $      (0.53)   $      (3.76)
                                                              ============    ============    ============
Fully diluted earnings (loss) per share:
  Continuing operations before extraordinary item...........  $      (0.41)   $       0.23    $      (2.61)
                                                              ============    ============    ============
  Loss on discontinued operations...........................  $      (1.08)   $      (0.75)   $      (1.15)
                                                              ============    ============    ============
  Loss on disposal of discontinued operations...............  $      (6.42)
                                                              ============    ============    ============
  Extraordinary loss related to loan restructuring..........  $      (0.30)
                                                              ============    ============    ============
  Net loss..................................................  $      (8.21)   $      (0.52)   $      (3.76)
                                                              ============    ============    ============

                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     COMMON STOCK          CAPITAL IN
                                              --------------------------    EXCESS OF     RETAINED
                                               SHARES            AMOUNT     PAR VALUE     EARNINGS
                                               ------            ------    ----------     --------
Balance, May 26, 1995.....................    5,770,647         $577,065   $ 6,771,071   $91,247,429
Net loss..................................                                               (21,707,744)
Cash dividends, $.07 per share............                                                  (404,174)
Shares issued under employee stock
  purchase plan (Note 7)..................       15,482            1,548       240,290
                                              ---------         --------   -----------   -----------
Balance, May 31, 1996.....................    5,786,129          578,613     7,011,361    69,135,511
Net loss..................................                                                (3,166,241)
Newly issued shares of common stock (Note
  10).....................................      279,883           27,988     2,972,358
Shares issued under employee stock
  purchase plan (Note 7)..................       16,968            1,697       176,950
Exercise of stock options, including
  related tax benefits (Note 6)...........       27,500            2,750       339,544
                                              ---------         --------   -----------   -----------
Balance, May 30, 1997.....................    6,110,480          611,048    10,500,213    65,969,270
Net loss..................................                                               (50,288,871)
Shares issued under employee stock
  purchase plan (Note 7)..................       11,218            1,122       160,089
Exercise of stock options, including
  related tax benefits (Note 6)...........       11,500            1,150       140,613
                                              ---------         --------   -----------   -----------
Balance, May 29, 1998.....................    6,133,198         $613,320   $10,800,915   $15,680,399
                                              =========         ========   ===========   ===========

                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FISCAL YEARS ENDED
                                                              ------------------------------------------
                                                                MAY 29,        MAY 30,        MAY 31,
                                                                  1998           1997           1996
                                                                -------        -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  ($50,288,871)  ($ 3,166,241)  ($21,707,744)
                                                              ------------   ------------   ------------
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
  Loss on disposal of fresh pork division (Note 13).........    39,318,597
  Loss on early extinguishment of debt (Note 14)............     1,823,498
  Depreciation..............................................    16,748,890     16,610,090     14,539,477
  Amortization..............................................       839,300        839,300        839,300
  Loss on disposition of property, plant and equipment......     3,097,263        631,652         13,568
  Provision for losses on accounts receivable...............      (111,698)       339,055        133,951
  Gain on sale of long-term investments.....................                                    (627,802)
(INCREASE) DECREASE IN ASSETS:
  Accounts receivable.......................................     2,165,169     17,681,337    (13,260,829)
  Inventories...............................................     5,349,881     (8,852,121)    (2,949,079)
  Refundable income taxes...................................      (632,323)    11,490,330    (10,124,099)
  Prepaid expenses and other assets.........................     3,429,079     (2,920,437)    (3,397,344)
  Deferred income taxes.....................................    (2,771,052)    (3,021,000)        23,000
INCREASE (DECREASE) IN LIABILITIES:
  Accounts payable..........................................    (9,967,733)    (6,390,564)    15,027,415
  Accrued liabilities.......................................     1,303,523      1,706,752     (6,258,669)
  Income taxes payable......................................    (1,425,403)     1,425,403
  Other noncurrent liabilities..............................      (344,326)     3,675,000
                                                              ------------   ------------   ------------
  Total adjustments.........................................    58,822,665     33,214,797     (6,041,111)
                                                              ------------   ------------   ------------
  Net cash provided by (used in) operating activities.......     8,533,794     30,048,556    (27,748,855)
                                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for acquisition of Wilson, net of cash acquired
    (Note 11)...............................................                                 (64,630,873)
  Capital expenditures......................................   (10,174,102)   (11,602,699)   (38,604,784)
  Proceeds from sale of property, plant and equipment.......     2,696,525      1,905,568      2,712,129
  Proceeds from sale of long-term investments...............                                   4,484,005
                                                              ------------   ------------   ------------
  Net cash used in investing activities.....................    (7,477,577)    (9,697,131)   (96,039,523)
                                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................    75,000,000     17,250,000     42,500,000
  Net proceeds (repayments) long-term credit facilities.....   (14,343,564)   (17,100,000)    79,712,564
  Proceeds from common stock sold to company officer........                    3,000,346
  Principal payments on long-term debt......................   (62,462,038)    (9,098,385)    (5,928,116)
  Net borrowings (payments) under lines of credit...........                  (14,700,000)     8,740,000
  Payments for debt issue costs.............................    (2,509,823)
  Proceeds from employee stock purchase plan................       161,211        178,647        241,838
  Proceeds from stock options exercised, including related
    tax benefits............................................       141,763        342,294
  Dividends paid............................................                                    (404,174)
                                                              ------------   ------------   ------------
  Net cash provided by (used in) financing activities.......    (4,012,451)   (20,127,098)   124,862,112
                                                              ------------   ------------   ------------
  Net increase (decrease) in cash...........................    (2,956,234)       224,327      1,073,734
  Cash and cash equivalents, beginning of year..............     6,028,698      5,804,371      4,730,637
                                                              ------------   ------------   ------------
  Cash and cash equivalents, end of year....................  $  3,072,464   $  6,028,698   $  5,804,371
                                                              ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest, net of amounts capitalized....................  $ 11,980,278   $ 12,164,297   $  8,324,648
                                                              ============   ============   ============
    Income taxes paid (refunded), net.......................  ($   806,074)  ($12,194,253)  ($ 2,858,701)
                                                              ============   ============   ============
NONCASH INVESTING ACTIVITIES:
  Notes payable issued in conjunction with new debt
    financing...............................................  $  2,200,000
                                                              ============
  Capital lease obligations.................................                 $  1,016,004   $    256,852
                                                                             ============   ============
ACQUISITION:
  The Company purchased substantially all of the assets of
    Wilson (Note 11)
  In conjunction with the acquisition, liabilities were
    assumed as follows:
    Fair value of assets acquired...........................                                $ 75,571,743
    Cash paid...............................................                                 (64,630,873)
                                                                                            ------------
    Liabilities assumed.....................................                                $ 10,940,870
                                                                                            ============

                See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED MAY 29, 1998, MAY 30, 1997 AND MAY 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS:

     The Company is engaged in the production and sale of bacon, hot dogs, lunch meats, hams, smoked sausage and turkey products. The Company announced in June 1998, its decision to exit the fresh pork business, see Note 13 for information relating to its discontinued operations. The Company sells its products principally to wholesalers, supermarkets and other manufacturers throughout the United States and in selected international markets.

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

PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment are stated at cost. Upon retirement or disposal of property, plant and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in other income. Depreciation is computed on the straight-line basis over the assets' estimated useful lives, ranging from 3 to 10 years for machinery and equipment and 20 to 40 years for buildings and improvements. The cost of repairs and maintenance is charged against results of operations as incurred. Inactive assets held for sale are recorded at the lower of net book value (cost less accumulated depreciation) or fair value less costs to sell. The Company capitalized interest incurred on debt during the course of major projects which approximated $1,092,000 during fiscal 1996.

INTANGIBLE ASSETS:

     The Company's intangible assets consist of trademarks and tradenames and are amortized on a straight-line basis over their estimated useful lives, determined to be 40 years. Intangible assets are periodically reviewed for impairment based on an assessment of estimated future cash flows.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED YEARS ENDED MAY 29, 1998, MAY 30, 1997 AND MAY 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
COMMODITY OPTIONS AND FORWARD CONTRACTS:

     The Company uses a variety of commodity option and forward contracts in an effort to minimize the potential adverse effects from raw material market price level changes. Gains and losses from contracts that hedge firm commitments are deferred and recognized as part of the economic basis of the transactions underlying the commitments when the associated hedged transaction occurs. Risk management and hedging activities are often utilized with forward sales contracting, with forward raw material procurement and with margin management. The majority of the Company's finished product sales are not hedged, as they are manufactured from raw material procured from current production. Hedging activities accounted for approximately 5 percent of the total quantities of annual processed meats tonnage sold.

EARNINGS PER SHARE OF COMMON STOCK:

     The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," that was issued in February 1997. The new Standard requires presentation of basic and diluted earnings per share. Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during each respective fiscal year. Diluted earnings per share are based upon the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares including shares issuable under employee stock option plans and convertible subordinated debentures during each respective fiscal year. As a result of the Company's loss from continuing operations during fiscal years 1998 and 1996 respectively, the calculation of diluted earnings per share excluded the potential common shares issuable under employee stock option plans and convertible subordinated debentures as they would have an antidilutive effect on earnings per share. The weighted average number of shares outstanding for 1998, 1997 and 1996 were 6,123,176, 6,002,786 and 5,778,559 respectively. The fully diluted shares outstanding for 1997 was 6,073,747.

FISCAL YEAR:

     The Company's fiscal year is reported on a 52/53-week period which ends on the last Friday in May. Fiscal year ended May 31, 1996 is a 53-week period. Fiscal years ended May 29, 1998 and May 30, 1997 are for 52-week periods.

RECLASSIFICATIONS:

     Certain amounts from prior years have been reclassified to conform with the current year presentations.

2. INVENTORIES:

                                                                   1998              1997
                                                                   ----              ----
At lower of cost or market:
  Supplies..................................................    $10,815,336       $ 9,447,180
  Raw materials.............................................     11,308,353        21,911,451
  Work in process...........................................      3,053,048         4,016,547
  Finished goods............................................     36,470,713        41,529,153
                                                                -----------       -----------
                                                                 61,647,450        76,904,331
Less LIFO reserve...........................................      2,932,000        11,789,000
                                                                -----------       -----------
                                                                $58,715,450       $65,115,331
                                                                ===========       ===========

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED YEARS ENDED MAY 29, 1998, MAY 30, 1997 AND MAY 31, 1996

2. INVENTORIES -- CONTINUED
     The LIFO method of accounting for inventories had the effect (after income taxes) of reducing net loss by approximately $5,757,000 ($.94 per share) and increasing net income by approximately $3,182,000 ($.53 per share) and increasing net loss by approximately $8,927,000 ($1.54 per share) for the years ended May 29, 1998, May 30, 1997 and May 31, 1996, respectively.

3. ACCRUED LIABILITIES:

     Included within accrued liabilities are employee benefits representing self-insured programs of $6,346,483 and $4,707,813 at May 29, 1998 and May 30, 1997, respectively.

4. LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                                MAY 29,            MAY 30,
                                                                  1998               1997
                                                                -------            -------
A. Revolving credit agreement...............................  $ 48,556,436       $ 62,900,000
B. Term notes...............................................    75,000,000
B. Private placements notes.................................                       59,453,846
C. Revenue bonds............................................     8,196,355          9,455,225
D. Subordinated debentures..................................    17,250,000         17,250,000
E. Obligations under capital leases.........................     3,227,211          4,559,213
F. Other note...............................................     2,979,367          1,076,702
                                                              ------------       ------------
                                                               155,209,369        154,694,986
   Less current portion.....................................     6,959,824          4,566,445
                                                              ------------       ------------
                                                              $148,249,545       $150,128,541
                                                              ============       ============

     A. On April 16, 1998 the Company executed a new three-year loan and security agreement with a consortium of participating financial institutions; the agreement expires on April 15, 2001. The new loan and security agreement provides for borrowings and issuance of letters of credit of up to $85 million under a revolving line of credit facility, subject to a borrowing base limitation measured by eligible inventory and accounts receivable of the Company, with an additional $10 million for meeting seasonal demands and a $75 million term-loan. Proceeds from the $75 million term-loan were used to pay down $59.4 million of private placement notes with the remaining $15.6 million to pay down borrowings under the Company's revolving credit agreement and to cover certain costs associated with the financing. Borrowings under the revolving credit facility will be at either the prime rate or LIBOR plus 2.25 percent.

     Borrowings under the term-long will be at either the prime rate plus .5 percent or LIBOR plus 2.75 percent. Interest is payable monthly under both the new revolving credit facility and term-loan. The commitment fee on the unused portion of the revolving credit facility is .375 percent per annum. The weighted average interest rates applicable to revolving credit borrowings at May 29, 1998 and May 30, 1997 were 7.97 percent and 7.63 percent, respectively. The rate of interest on the term notes at May 29, 1998 was 8.45 percent. At May 29, 1998, the Company had outstanding letters of credit totaling approximately $8,200,000 which serve as collateral for the limited obligation revenue bond issue and various self insured agreements. Unused lines of credit of $29.1 million were available at May 29, 1998, under the borrowing base formula the amount of available unused lines of credit was $13.1 million. Under the term-loan the first principal payment of $781,250 is due on April 1, 1999, with monthly installments of $781,250 due thereafter until maturity, with any remaining balance due at maturity.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED YEARS ENDED MAY 29, 1998, MAY 30, 1997 AND MAY 31, 1996

4. LONG-TERM DEBT -- CONTINUED
     The Company's debt is secured by substantially all of the Company's assets. The Company's new three-year loan and security agreement, contains financial covenants with respect to consolidated net worth, EBITDA and fixed charge coverage. The Company was not in compliance with its fixed charge coverage ratio at May 29, 1998. The net worth and EBITDA ratio covenants under the new loan and security agreement become effective at the end of the Company's first quarter of fiscal 1999. In addition, among other things, the agreement limits borrowings, capital expenditures, other indebtedness and investments, and does not allow the payment of cash dividends or repurchase of the Company's common stock.

     B. As a result of the new loan and security agreement, as discussed in Note 4A above, the Company retired the entire balance of the private placement note obligations.

     C. At May 29, 1998, the outstanding principal balance of the revenue bonds consisted of three separate bond issues. The first outstanding issue, referred to as the industrial revenue bond, has an outstanding principal balance of $1,275,000 with varying quarterly principal payments due July 1, 1998 through January 1, 2000, and quarterly interest at 81.1 percent of the current prime rate (at May 29, 1998 the rate was 6.89 percent).

     The second outstanding issue, which is referred to as the limited obligation revenue bond, has an outstanding principal balance of $5,500,000 with monthly interest payments at a variable rate and the principal due at maturity on December 1, 2005. The variable rate of interest paid on the second issue during the month of May 1998 averaged 4.3 percent.

     The third outstanding issue referred to as the economic development revenue bond, has an outstanding principal balance of $1,421,355 with varying monthly principal and interest payments through maturity on June 30, 2000, bearing interest at a fixed rate of 6 percent per annum.

     The first and third bond issues are collateralized by property, plant and equipment. The second bond issue is collateralized by a $5,600,000 letter of credit. The letter of credit is secured by a first lien on substantially all of the Company's assets.

     The Company's industrial revenue and economic revenue bond agreements contain restrictive covenants that include the maintenance of a minimum level of consolidated tangible net worth, as defined, and of certain financial ratios.

     D. On March 25, 1997, the Company completed a public offering of $17,250,000 of Convertible Subordinated Debentures due April 1, 2007, bearing interest at a fixed rate of 9 percent per annum. Interest is payable semi-annually on April 1 and October 1. The Debentures are convertible into shares of the Company's Common Stock at any time prior to maturity, at a conversion price of $18.75 per share. Accordingly, each $1,000 principal amount of Debentures is convertible into 53.33 shares of Common Stock, for an aggregate of 920,000 shares, representing approximately 13 percent of the outstanding Common Stock after including the converted shares. The Debentures are redeemable at the Company's option, at any time in whole or in part, except that the Debentures may not be redeemed prior to April 1, 2000, unless the closing sale price of the Common Stock equals or exceeds 140 percent of the then current conversion price for any 20 consecutive trading days.

     The Debentures are subordinated to all existing and future senior indebtedness of the Company. Although the Debentures are cross-defaulted with the Company's existing secured indebtedness, the Debentures do not require the Company to comply with any other financial covenants.

     E. The obligations under capital leases are at fixed rates ranging from 5.5 percent to 11 percent and are collateralized by property, plant and equipment.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED YEARS ENDED MAY 29, 1998, MAY 30, 1997 AND MAY 31, 1996

4. LONG-TERM DEBT -- CONTINUED
     F. The Company's other notes is comprised of four various notes with remaining outstanding principal balances ranging from $779,367 to $2,200,000 and fixed annual interest rates in the range of 7% to 12%. The maturity dates of the various notes range from April 16, 1999 to September 13, 2000.

     The fair value of the Company's long-term debt approximates the carrying amount based on the current rates offered to the Company on similar debt.

SUBSEQUENT EVENT -- LONG TERM DEBT AMENDMENT

     On May 29, 1998, the Company was in non-compliance with certain financial covenants relating to its loan and security agreement ( the "loan agreement") with a consortium of lenders (the "lender group"). On September 10, 1998, the lender group waived the Company's past non-compliance with such financial covenants and amended certain covenants and other terms and conditions of the loan agreement. The following is a description of the significant changes to the loan agreement as a result of the amendment:

          1. The maximum amount available under the revolving loan was reduced by $15 million to $70 million, with an additional $10 million available to meet seasonal demands.

          2. The Company made a principal payment of $5 million on the term loan, reducing the principal balance outstanding of $70 million.

          3. The maturity date under the loan agreement was changed from April 15, 2001 to August 31, 1999.

          4. The interest rate on the revolving loan will increase, so that the Company may borrow either at the prime rate plus .5 percent or LIBOR plus 3 percent at the option of the Company.

          5. The interest rate on the term loan will increase, so that the Company may borrow either at the prime rate plus 1 percent or LIBOR plus
     3.25 percent at the option of the Company.

          6. The Company will make payments of certain fees to the lender group either in cash or by delivery of warrants to purchase the Company's common stock or a combination thereof, at the Company's option, as follows:

                     PAYMENT DATE                          AMOUNT     EARNED DATE
                     ------------                          ------     -----------
4/30/99................................................  $  500,000    6/30/99
6/30/99................................................  $1,000,000    8/31/99
8/31/99................................................  $1,500,000    8/31/99

     If the Company elects to make any portion of the payment through issuance of warrants to the lender group, the number of shares of common stock of the Company subject to the warrants will be determined by dividing the amount of the payment to be paid with warrants by a $7.50 per share conversion price. In total, warrants for up to 400,000 shares of common stock may be issued by the Company to make such payments.

     The aggregate maturities of long-term debt, as amended, (excluding obligations under capital leases) during the five years subsequent to May 29, 1998 are: 1999; $10,426,854, 2000; $118,570,243, 2001; $235,061, 2002; $0, and
2003; $0.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED YEARS ENDED MAY 29, 1998, MAY 30, 1997 AND MAY 31, 1996

5. INCOME TAXES:

     The Company's provision (benefit) for income taxes was as follows:

                                                         1998              1997              1996
                                                         ----              ----              ----
Currently payable (benefit):
     Federal......................................    $  (131,000)      $ 3,282,000       $(6,287,000)
     State and local..............................
                                                      -----------       -----------       -----------
     Total currently payable (benefit)............       (131,000)        3,282,000)       (6,287,000)
Deferred:
     Federal and state............................     (1,830,000)       (3,021,000)       (2,911,000)
                                                      -----------       -----------       -----------
     Total benefit................................    $(1,961,000)      $   261,000)      $(9,198,000)
                                                      ===========       ===========       ===========

     Deferred income taxes reflect the estimated future tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

     The components of deferred income tax assets and liabilities as of May 29, 1998 and May 30, 1997 are as follows:

                                                       1998                                1997
                                          ------------------------------      ------------------------------
                                          DEFERRED TAX      DEFERRED TAX      DEFERRED TAX      DEFERRED TAX
                                             ASSETS         LIABILITIES          ASSETS         LIABILITIES
                                          ------------      ------------      ------------      ------------
Depreciation..........................                      $ 8,454,000                          $7,875,000
Employee benefit plans................    $  2,380,000                        $ 1,765,000
Bad debt expense......................         286,000                            333,000
Capital leases........................                           80,000                              73,000
Restructuring charge..................       1,827,000                          1,875,000
Estimated losses on assets held for
  disposal............................         338,000                            197,000
Amortization of intangibles...........                        1,574,000                           1,049,000
Credit carryforward...................       4,564,000                          5,089,000
Tax benefit of net operating loss
  carryforward........................       5,934,000                          1,617,000
Loss on disposal......................      15,786,000
Pension expense.......................                          320,000
All other.............................         499,000           58,000           103,000           393,000
Valuation allowance...................     (10,000,000)
                                          ------------      -----------       -----------        ----------
     Total deferred taxes.............    $ 21,614,000      $10,486,000       $10,979,000        $9,390,000
                                          ============      ===========       ===========        ==========

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED YEARS ENDED MAY 29, 1998, MAY 30, 1997 AND MAY 31, 1996

5. INCOME TAXES -- CONTINUED
     A reconciliation of the provision for income taxes is shown below:

                                                1998               1997               1996
                                          -----------------   ---------------   -----------------
                                            AMOUNT       %     AMOUNT      %      AMOUNT       %
                                            ------       -     ------      -      ------       -
Federal income tax (benefit) at
  statutory
  rate..................................  $(1,566,000)  (35)  $ 580,000    35   $(8,493,000)  (35)
State and local income taxes, net of
  federal income tax benefit............
Lower tax rate attributable to foreign
  sales corporation.....................      (83,000)   (2)    (55,000)   (3)     (110,000)
Nondeductible expenses..................      225,000     5     138,000     8
Utilization of tax credits..............     (525,000)  (12)   (465,000)  (28)     (883,000)   (4)
Other...................................      (12,000)           63,000     4       278,000     1
                                          -----------   ---   ---------   ---   -----------   ---
                                          $(1,961,000)  (44)  $ 261,000    16   $(9,198,000)  (38)
                                          ===========   ===   =========   ===   ===========   ===

     The credit carryforward of $4,564,000 for which the tax benefit has been recognized, consists of general business credits of $2,527,000 which expire between the years 2008 and 2013 and alternative minimum tax credit carryforwards of $2,037,000, which can be carried forward indefinitely. The NOL carryforward of $22,096,000 on a pre-tax basis will expire between years 2012 and 2013.

     The Company has established a valuation allowance in accordance with the provision of FASB Statement No. 109, Accounting for Income Taxes. The allowance was recorded on the Statement of Operations as a reduction of the tax benefits related to the loss on disposal of the discontinued operations. The Company will continue to review the adequacy of the valuation allowance and will recognize the future tax benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

6. STOCK OPTION PLANS:

     The Company's 1996 Employee Stock Option Plan authorized the Company's Stock Option Committee to grant options for up to 600,000 shares of the Company's common stock to present or prospective employees. At May 29, 1998, there were 298,500 options granted but not exercised at $15.81 and $10.25 per share and 301,500 shares remained to be granted under the 1996 Plan.

     At May 29, 1998, there were 632,500 options granted but not exercised at prices of $10.25, $17.00, $23.00 and $26.00 per share and 141,000 options granted but not exercised at prices of $2.56 and $19.67 per share under the 1990 and 1982 Employee Stock Option Plans, respectively. Under the 1990 and 1982 plans no shares remain to be granted.

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

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED YEARS ENDED MAY 29, 1998, MAY 30, 1997 AND MAY 31, 1996

6. STOCK OPTION PLANS -- CONTINUED
     The following is a summary of options granted under the plans:

                                   1998                          1997                         1996
                       ----------------------------   --------------------------   --------------------------
                                   WEIGHTED AVERAGE             WEIGHTED AVERAGE             WEIGHTED AVERAGE
                        SHARES      OPTION PRICES     SHARES     OPTION PRICES     SHARES     OPTION PRICES
                        ------     ----------------   ------    ----------------   ------    ----------------
Balance, beginning...    870,300        $16.57        646,300        $18.91        484,550        $19.76
Exercised............    (11,500)       $10.25        (27,500)       $10.25
Canceled or
  terminated.........    (30,800)       $19.63        (16,000)       $16.02        (33,750)       $20.16
Granted..............    244,000        $15.81        267,500        $10.25        195,500        $17.00
                       ---------                      -------                      -------
Balance, ending......  1,072,000        $16.38        870,300        $16.57        646,300        $18.91
                       =========                      =======                      =======

     At May 29, 1998, under all plans, the range of exercise prices on outstanding options is $2.56 to $26.00 per share with a weighted average remaining contractual life of 7.0 years.

     At May 29, 1998, there were 47 participants in the 1996 Employee Stock Option Plan, 41 participants in the 1990 Employee Stock Option Plan and 11 participants in the 1982 Employee Stock Option Plan.

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

                                                                  1998              1997
                                                                  ----              ----
Reported net loss...........................................  $(50,288,871)      $(3,166,241)
Pro forma net loss, using SFAS No. 123......................  $(51,416,549)      $(4,022,228)
Loss per share:
  Reported..................................................        $(8.21)            $(.53)
  Pro forma, using SFAS No. 123.............................        $(8.49)            $(.67)
Weighted-average fair value of options granted..............        $ 7.11             $4.92

     The fair value of each option grant was estimated using the Black-Scholes valuation model. Under the model the annualized assumptions used for options granted in fiscal years 1998 and 1997, respectively, was as follows: Risk-free interest rates of 5.47 percent and 6.32 percent, dividend yields equal to zero percent and a volatility factor for the expected market price of the Company's common stock of 42.3 percent. The weighted-average expected life of options for the 1998 and 1997 grants is five years.

7. STOCK PURCHASE PLAN:

     The Company has an Employee Stock Purchase Plan ("Plan") where employees may subscribe, through payroll withholdings, to purchase shares of the Company's common stock at a discount. The discounted price is equal to 85 percent of the average market value of the common stock. The average market value is computed using the closing prices at the beginning and end of each calendar quarter. Employees may not purchase, under the Plan, in excess of $25,000 in any one year. Under the Plan, the Company is authorized to issue up to 400,000 shares of its common stock, of which 351,887 have not been issued.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED YEARS ENDED MAY 29, 1998, MAY 30, 1997 AND MAY 31, 1996

7. STOCK PURCHASE PLAN -- CONTINUED
     Transactions under the Employee Stock Purchase Plan are summarized as follows:

                                                              NUMBER OF
                                                               SHARES         ISSUE PRICE RANGE
                                                              ---------       -----------------
Shares issued during the year ended May 29, 1998............   11,218          $13.17 - $15.62
Shares issued during the year ended May 30, 1997............   16,968          $ 9.56 - $12.54
Shares issued during the year ended May 31, 1996............   15,482          $12.32 - $17.85

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

     Net periodic pension cost for 1998, 1997 and 1996 includes the following benefit and cost components:

                                                          1998             1997             1996
                                                          ----             ----             ----
Service cost.......................................    $   385,194       $ 387,204       $   346,101
Interest cost......................................        799,850         780,947           711,024
Actual return on plan assets.......................     (1,855,611)       (990,090)       (1,474,259)
Net amortization and deferral......................        885,630         131,169           738,998
                                                       -----------       ---------       -----------
Net periodic pension cost..........................    $   215,063       $ 309,230       $   321,864
                                                       ===========       =========       ===========

     As of May 29, 1998 and May 30, 1997, the funded status of the defined benefit plans, using the actuarial present value of the benefit obligation, is as follows:

                                                                   1998              1997
                                                                   ----              ----
Vested benefit obligation...................................    $11,835,775       $10,126,657
Projected and accumulated benefit obligation................     12,090,945        10,698,129
Plan assets at fair value...................................     13,740,481        11,504,526
                                                                -----------       -----------
Projected benefit obligation less than assets...............     (1,649,536)         (806,397)
Unrecognized net gain.......................................        376,074           137,192
Unrecognized net transition asset...........................        148,893           176,704
Unrecognized prior service cost.............................        (37,798)          (42,396)
                                                                -----------       -----------
Prepaid pension cost........................................    $(1,162,367)      $  (534,897)
                                                                ===========       ===========
Actuarial assumptions used for 1998, 1997 and 1996 are:
     Discount rate..........................................             7%
     Expected rate of return on plan assets.................             8%

     The Company also makes contributions to union-sponsored, multi-employer plans in accordance with negotiated labor contracts. Information on the actuarial present value of accumulated plan benefits and net assets available for benefits relating to these plans is not available. Contributions to all such plans were approximately $122,000, $134,000 and $206,000 in 1998, 1997 and 1996,
respectively.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED YEARS ENDED MAY 30, 1998, MAY 31, 1997 AND MAY 26, 1996

9. COMMITMENTS:

OPERATING LEASES:

     The Company leases transportation, manufacturing equipment and office space under several operating leases expiring through 2005. The majority of the leases contain purchase options at stated amounts or fair market value. Rent expense under all operating leases amounted to approximately $7,747,000, $7,792,000 and $8,203,000 for the years ended 1998, 1997 and 1996, respectively. Total future minimum rentals under noncancelable operating leases as of May 29, 1998, including those discussed below are:

                        YEAR ENDING                               AMOUNT
                        -----------                               ------
  1999......................................................    $5,786,000
  2000......................................................     3,008,000
  2001......................................................     1,580,000
  2002......................................................     1,308,000
  2003......................................................       974,000
  Thereafter................................................     1,294,000

     The Company maintains inventory at a freezer warehouse that is 75 percent owned by an officer and director of the Company. Additionally, the Company rents a portion of the freezer warehouse for use as a distribution center. Currently, the Company is operating under a one-year lease option that expires in January 1999. Freezer warehouse rent expense amounted to $882,000 for the years ended 1998, 1997 and 1996. Storage and handling expenses paid to this freezer warehouse amounted to approximately $1,953,000, $1,482,000 and $1,218,000 for the years ended 1998, 1997 and 1996, respectively.

MARKETING COMMITMENT:

     In December 1997 the Company entered into a three-year agreement to sponsor a NASCAR Winston Cup automobile racing team. The future minimum commitment related to this marketing agreement is approximately, $2,716,000, $3,675,000, $1,909,000 for the fiscal years 1999, 2000, and 2001 respectively. In addition, the agreements specify various incentive payments tied to finishing position for each race, Winston Cup series rankings, and to the increase in the price of the Company's stock.

SUBSEQUENT EVENT -- SUPPLY AND SUBORDINATED DEBT AGREEMENT

     On September 10, 1998, the Company entered into a five year agreement with a major U.S. meat packer that slaughters hogs and cattle. Under the agreement, the Company has agreed to purchase from this meat packer at least 80 percent of its total raw material requirements for boneless hams, bone-in hams, pork bellies and other selected pork and beef products. The raw material purchases will be priced daily based upon market formulas.

     In addition, the meat packer has loaned the Company $10 million pursuant to the terms of a convertible debenture. The debenture bears interest at a rate of
6.5 percent per year, payable quarterly. The principle on the debenture is due September 9, 2003.

     The debenture can be converted into shares of the Company's common stock at any time prior to the close of business on September 9, 2003, at a conversion price of $14.00 per share. The $10 million debenture is unsecured; however, it is senior in terms of payment priority to the Company's $17.25 million subordinated debentures due April 1, 2007.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED YEARS ENDED MAY 29, 1998, MAY 30, 1997 AND MAY 31, 1996

10. COMMON STOCK ISSUED:

     The Company sold to its Chairman of the Board of Directors, who is also a significant shareholder of the Company, 279,883 newly issued shares of the Company's common stock for an approximate purchase price of $3.0 million. This sale was in accordance with the long-term debt agreements entered into on September 11, 1996.

11. ACQUISITION:

     On May 30, 1995, the Company purchased certain assets from Foodbrands America, Inc. and its subsidiaries ("Foodbrands"). The Company acquired substantially all of Foodbrands' Retail Division ("Wilson") assets used by Wilson in its business of producing and marketing retail meat products. During the next two years, Foodbrands has the right to receive from the Company up to an additional $10 million in accordance with what is being referred to as an Earnout Agreement, in the event of increases in the market price of the Company's common stock. No amounts have been paid to Foodbrands under the Earnout Agreement. The Earnout Agreement stipulates if the Company's common stock ceases to be publically traded the entire $10 million would become currently payable.

12. RESTRUCTURING CHARGES:

     During the fourth quarter of fiscal 1997, the Company recorded a pre-tax restructuring charge to operations of $5.0 million for an estimate of future costs associated with the suspension of a joint Production Agreement. During fiscal 1998, the Company recorded an additional $2.6 million pre-tax charge resulting from its termination of the Production Agreement. The suspension of the Production Agreement resulted in the planned closing of a processed meats facility in Council Bluffs, Iowa, where the Company had some of its boneless ham products produced. The Iowa plant had been operated under the Production Agreement between the Company and another major meat packing company (Producer). Pursuant to the Production Agreement, the Producer constructed a ham production facility and the Company furnished all of the production equipment to be used in such facility. In addition, the Producer was obligated to produce at such facility, on an exclusive basis, all boneless ham products which the Company would have required. In return, the Company had agreed to pay and/or reimburse the Producer for all operating and fixed costs incurred at the facility and to pay the Producer a fee of approximately $1,375,000 per year during the term of the agreement. The Production Agreement had an initial term expiring on June 6, 2001. Production of the Company's boneless ham product lines will be consolidated with its new Ponca City plant operations. The restructuring charges consisted of $5.2 million related to future annual contractual obligations and $2.4 million related to other costs and carrying charges associated with the shutdown and for losses on disposal of machinery and equipment, for which the long-term accrued portion has been included in other noncurrent liabilities.

     During the fourth quarter of fiscal 1998, in addition to the $2.6 million pre-tax charge referred to above, the Company recorded an additional $1.0 million pre-tax charge associated with the write-off of assets as the results of the discontinuance of a product-line unrelated to the Production Agreement.

13. DISCONTINUED OPERATIONS:

FISCAL 1998:

     In May 1998, the Company formalized plans to exit its fresh pork business. The fresh pork facility was closed in July, 1998. The Company recorded in the fourth quarter an after tax charge of $39.3 million related to the disposal of its fresh pork operations. Included in the gross charge is an estimated pre-tax loss from operations during the phase out period of $5.0 million. Corporate office expenses and interest costs, historically allocated and charged to the fresh pork operations, were reversed and allocated back to continuing operations

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED YEARS ENDED MAY 29, 1998, MAY 30, 1997 AND MAY 31, 1996

13. DISCONTINUED OPERATIONS -- CONTINUED as these expenses were not considered to be directly attributable to discontinued operations. Interest on borrowings under the Company's general credit facilities was allocated to discontinued operations based upon the fresh pork operations' net working capital needs. Interest expense allocated to fresh pork operations totaled $2,007,330, $1,928,122 and $1,364,699 for fiscal years 1998, 1997 and 1996, respectively. The consolidated financial statements and related notes have been restated for all years presented to separately report the fresh pork discontinued operations.

     Net sales of the discontinued fresh pork operation are as follows:

                                                      MAY 29, 1998    MAY 30, 1997    MAY 31, 1996
                                                      ------------    ------------    ------------
Net sales...........................................  $319,663,437    $353,586,285    $355,014,747
                                                      ============    ============    ============

     The total assets of the discontinued fresh pork operation at May 29, 1998, approximated $27 million; and consisted of receivables, inventory and net property, plant and equipment. Without regards to the shutdown provisions, current liabilities at May 29, 1998 were approximately $6.3 million.

14. EXTRAORDINARY CHARGE:

     In connection with the new financing agreement entered into on April 16, 1998, the Company recognized an extraordinary pre-tax loss of $2.8 million. The extraordinary loss primarily resulted from a "make whole" provision ($2.2 million) contained in the Company's private placement notes that were retired using the proceeds received under its new financing facility (see Note 4A). The remaining $.6 million of the loss related to the write-off of unamortized debt issue costs.

15. SUBSEQUENT EVENT -- INTERNATIONAL UNCERTAINTY

     The Company exports a significant portion of its hot dog production to Russia. As a result of recent economic and political instability, including the rapid devaluation of its currency, the Company's continued ability to transact business in this region is uncertain. As of September 9, 1998, the Company had inventory and accounts receivable of approximately $13 million related to the production and sale of Russian products. At this time, the Company is unable to predict if it will sustain losses related to these assets.

                                                                      Year Ended
Form 10-K          THORN APPLE VALLEY, INC. AND SUBSIDIARIES        May 29, 1998

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES YEARS ENDED MAY 29, 1998, MAY 30, 1997 AND MAY 31, 1996

              COLUMN A                  COLUMN B     COLUMN C        COLUMN D        COLUMN E    COLUMN F
              --------                 ----------   ----------   ----------------   ----------   ---------
                                                              ADDITIONS
                                                    -----------------------------
                                       BALANCE AT   CHARGED TO      CHARGED TO                    BALANCE
                                       BEGINNING     COST AND    OTHER ACCOUNTS--      (A)        AT END
           CLASSIFICATION              OF PERIOD     EXPENSES        DESCRIBE       DEDUCTIONS   OF PERIOD
           --------------              ----------   ----------   ----------------   ----------   ---------
Allowance for doubtful accounts:
  Year ended May 29, 1998............   $888,500     $111,698                        $238,398    $761,800
  Year ended May 30, 1997............   $621,800     $356,055                        $ 89,355    $888,500
  Year ended May 31, 1996............   $789,100     $ 38,673                        $205,973    $621,800

  Note A. Write-off of uncollectible accounts, net of recoveries.

                                                                      Year Ended
Form 10-K          THORN APPLE VALLEY, INC. AND SUBSIDIARIES        May 29, 1998

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                                        PAGE
-----------                                                                        ----
   (3) (a)       Restated Articles of Incorporation.
       (b)       Amendment to Restated Articles of Incorporation.
       (c)       Second Amendment to Restated Articles of Incorporation.
       (d)       By-laws, as amended to date.
       (e)       First Amendment to By-Laws of the Company.
  (10)           Material Contracts
       (a)       Bond Purchase Agreement, dated as of July 1, 1984, among The
                 Onslow County Industrial Facilities and Pollution Control
                 Financing Authority, Branch Banking and Trust Company and
                 the Company.
       (b)       Loan Agreement, dated as of July 1, 1984, between The Onslow
                 County Industrial Facilities and Pollution Control Financing
                 Authority and the Company.
       (c)       Promissory Note in the principal amount of $6,000,000, dated
                 July 1, 1984, from the Company payable to The Onslow County
                 Industrial Facilities and Pollution Control Financing
                 Authority.
       (d)       Security Agreement, dated as of July 1, 1984, between Branch
                 Banking and Trust Company and the Company.
       (e)       Guaranty Agreement, dated as of July 1, 1984, from the
                 Company to Branch Banking and Trust Company.
       (f)       Loan Agreement dated as of December 1, 1993 by and between
                 Michigan Strategic Fund and the Company relating to
                 $5,500,000 Adjustable Rate Demand Limited Obligation Revenue
                 Bonds.
       (g)       Asset Purchase Agreement, dated as of April 29, 1995, by and among the Company and Doskocil Companies Incorporated and
                 Wilson Foods Corporation, Concordia Foods Corporation, Dixie
                 Foods Company and Shreveport Foods Company.
       (h)       First Amendment to Asset Purchase Agreement, dated as of May
                 26, 1995, by and among the Company, Foodbrands America,
                 Inc., successor by merger to Doskocil Companies
                 Incorporated, Wilson Foods Corporation, Concordia Foods
                 Corporation, Dixie Foods Company and Shreveport Foods
                 Company.
       (i)       Noncompete Agreement, dated May 30, 1995, by Foodbrands
                 America, Inc., Wilson Foods Corporation, Concordia Foods
                 Corporation, Dixie Foods Company and Shreveport Foods
                 Company in favor of the Company.
       (j)       Supply Agreement, dated May 30, 1995, by and among Wilson
                 Foods Corporation and Foodbrands America, Inc., Dixie Foods
                 Company and the Company.
       (k)       Transition Service Agreement, dated May 30, 1995, by and
                 between Foodbrands America, Inc. and the Company.
       (l)       Note Agreement, dated as of October 1, 1994, by and between the Company and Allstate Life Insurance Company relating to
                 $8,000,000 principal amount 8.42% Senior Notes due October
                 1, 2003.
       (m)       Change of Control Agreement, dated February 24, 1998,
                 between Edward E. Boan and Thorn Apple Valley, Inc.

                                                                      Year Ended
Form 10-K          THORN APPLE VALLEY, INC. AND SUBSIDIARIES        May 29, 1998

EXHIBIT NO.                                                                        PAGE
-----------                                                                        ----
       (n)       Change of Control Agreement, dated February 24, 1998,
                 between Keith Jahnke and Thorn Apple Valley, Inc.
       (o)       Change of Control Agreement, dated February 24, 1998,
                 between Louis Glazier and Thorn Apple Valley, Inc.
       (p)       Change of Control Agreement, dated February 24, 1998,
                 between Joel Dorfman and Thorn Apple Valley, Inc.
       (q)       Loan and Security Agreement, dated as of April 16, 1998,
                 between the Company, Cooperatieve Centrale
                 Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New
                 York Branch, as Administrative Agent and as a Lender, Heller
                 Financial, Inc., as Collateral Agent, as Documentation Agent
                 and as a Lender, Harris Trust and Savings Bank, as Co-Agent
                 and as a Lender, and the other Lenders from time to time
                 party thereto.
       (r)       Waiver and Amendment No. 1 to Loan and Security Agreement,
                 dated as of September 10, 1998, by and among Heller
                 Financial, Inc., as a Lender and as Collateral Agent (the
                 "Collateral Agent") and Documentation Agent (the
                 "Documentation Agent") for the Lenders, Cooperative Centrale
                 Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New
                 York Branch, as a Lender and as Administrative Agent (the
                 "Administrative Agent") for the Lenders, Harris Trust and
                 Savings Bank, as a Lender and a Co-Agent (the "Co-Agent")
                 for the Lenders, the other Lenders party thereto and Thorn
                 Apple Valley, Inc.
       (s)       $10,000,000 6  1/2 % Convertible Debenture, due September 9,
                 2003, between Thorn Apple Valley, Inc. and IBP, Inc.
  (21)           Subsidiaries of the registrant.
  (23)           Consent of PricewaterhouseCoopers LLP.
  (27)           Financial Data Schedule.