Form 10-Q
period 1998-09-18
THORN APPLE VALLEY INC
filed 1998-11-02
CIK 38851

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



   For the forty weeks ended September 18, 1998 Commission file number 0-6566
                             ------------------                        ------


                            Thorn Apple Valley, Inc.
      ---------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




              Michigan                                   38-1964066
------------------------------------          ----------------------------------
    (State of other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)


    26999 Central Park Blvd., Suite 300, Southfield, Michigan           48076
----------------------------------------------------------------     -----------
       (Address of principal executive offices)                      (zip Code)



Registrant's telephone number, including area code              (248) 213-1000
------------------------------------------------------      --------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No .



At September 18, 1998, there were  6,137,423 shares of Common Stock outstanding.
   ------------------              ---------

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                       ASSETS                                               September 18,           May 29,
                                                                                                1998                 1998
                                                                                            -------------        ------------
Current assets:
  Cash and cash equivalents                                                                 $  2,093,191         $  3,072,464
  Short-term investments                                                                         500,000              500,000
  Accounts receivable, net of allowance for doubtful accounts
    (September 18, 1998, $835,000; May 29, 1998, $761,800)                                    37,269,105           42,434,856
  Inventories (Note 2)                                                                        65,482,341           58,715,450
  Refundable income taxes                                                                        632,423              632,323
  Deferred income taxes (Note 6)                                                               3,528,038            3,592,000
  Prepaid expenses and other current assets                                                    5,713,210            6,277,836
                                                                                            ------------         ------------

         Total current assets                                                                115,218,308          115,224,929
                                                                                            ------------         ------------

Property, plant and equipment :
  Land                                                                                         1,266,490            1,261,380
  Buildings and improvements                                                                  48,823,753           48,814,916
  Machinery and equipment                                                                    113,132,569          112,469,354
  Transportation equipment                                                                     5,748,660            5,820,609
  Property under capital leases                                                                5,966,625            5,966,625
  Construction in progress                                                                     2,217,111            1,570,829
                                                                                            ------------         ------------

                                                                                             177,155,208          175,903,713
      Less accumulated depreciation                                                           87,942,075           84,162,032
                                                                                            ------------         ------------

                                                                                              89,213,133           91,741,681
                                                                                            ------------         ------------
Other assets:
  Intangible assets, net of accumulated amortization (September 18, 1998; $2,776,146;
  May 29, 1998; $2,517,900)                                                                   30,795,854           31,054,100
  Deferred income taxes                                                                        7,536,000            7,536,000
  Other                                                                                        4,078,499            8,356,294
                                                                                            ------------         ------------
     Total other assets                                                                       42,410,353           46,946,394
                                                                                            ------------         ------------

                                                                                            $246,841,794         $253,913,004
                                                                                            ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                          $ 26,023,984         $ 31,143,268
  Accrued liabilities                                                                         28,918,222           37,135,059
  Current portion of long-term debt (Note 3)                                                 129,371,678            6,959,824
                                                                                            ------------         ------------

        Total current liabilities                                                            184,313,884           75,238,151
                                                                                            ------------         ------------


Other noncurrent liabilities                                                                   2,780,958            3,330,674
Long-term debt (Note 3)                                                                       35,473,166          148,249,545
                                                                                            ------------         ------------

        Total noncurrent liabilities                                                          38,254,124          151,580,219
                                                                                            ------------         ------------

Shareholders' equity:
  Preferred stock:  $1 par value; authorized 200,000 shares; issued none
  Common nonvoting stock:  $.10 par value; authorized 20,000,000 shares;  issued none
  Common voting stock:  $.10 par value; authorized 20,000,000 shares; issued
    6,137,423 shares
   at September 18, 1998 and 6,133,198 shares at May 29, 1998                                    613,742              613,320
  Capital in excess of par value                                                              10,844,255           10,800,915
  Retained earnings                                                                           12,815,789           15,680,399
                                                                                            ------------         ------------
                                                                                              24,273,786           27,094,634
                                                                                            ------------         ------------
                                                                                            $246,841,794         $253,913,004
                                                                                            =============        ============

See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                                    Sixteen Weeks Ended
                                                                                             ---------------------------------

                                                                                              September 18,      September 19,
                                                                                                  1998               1997
                                                                                              -------------      -------------
Net sales                                                                                     $139,209,326       $166,298,879
                                                                                              ------------       ------------
Operating costs and expenses:
  Cost of goods sold, including delivery costs                                                 120,541,485        144,845,988
  Selling                                                                                        7,459,016          7,728,757
  General and administrative                                                                     6,543,359          7,070,316
  Depreciation and amortization                                                                  4,093,530          4,642,645
                                                                                              ------------       ------------

                                                                                               138,637,390        164,287,706
                                                                                              ------------       ------------

Income from operations                                                                             571,936          2,011,173
                                                                                              ------------       ------------


Other expenses (income):
  Interest, net                                                                                  4,209,442          3,453,540
  Other, net                                                                                      (772,898)          (691,878)
                                                                                              ------------       ------------

                                                                                                 3,436,544          2,761,662
                                                                                              ------------       ------------

Loss from continuing operations before income taxes                                             (2,864,608)          (750,489)

Benefit for income taxes (Note 5)                                                                                    (317,000)
                                                                                              ------------       ------------

Loss from continuing operations                                                                 (2,864,608)          (433,489)

Discontinued operations (Note 8):
  Loss from operations of discontinued fresh pork division (net of tax benefit
  of $1,410,000)                                                                                                   (2,665,060)
                                                                                              -------------      ------------

Loss from discontinued operations                                                                                  (2,665,060)
                                                                                              -------------      ------------


Net loss                                                                                       ($2,864,608)       ($3,098,549)
                                                                                              =============      ============

Basic loss per share:
   Continuing operations                                                                            ($0.47)            ($0.07)
                                                                                              =============      ============
   Loss on discontinued operations                                                                                     ($0.44)
                                                                                              =============      ============
   Net loss                                                                                         ($0.47)            ($0.51)
                                                                                              =============      ============
Fully diluted loss per share:
   Continuing operations                                                                            ($0.47)            ($0.07)
                                                                                              =============      ============
   Loss on discontinued operations                                                                                     ($0.44)
                                                                                              =============      ============
   Net loss                                                                                         ($0.47)            ($0.51)
                                                                                              =============      ============


Weighted average number of shares outstanding                                                    6,136,310          6,115,175
                                                                                              =============      ============








See notes to consolidated financial statements.

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                                                              Common Stock            Capital in
                                                                        -------------------------      Excess of         Retained
                                                                         Shares           Amount       Par Value         Earnings
                                                                        ---------        --------     -----------      ------------
Balance, May 30, 1997                                                   6,110,480        $611,048     $10,500,213      $65,969,270

Net loss                                                                                                                (3,098,549)

Shares issued under employee stock purchase plan                            2,788             279          41,483

Exercise of stock options, including related tax benefits (Note 5)          5,000             500          50,750
                                                                        ---------        --------     -----------      -----------


Balance, September 19, 1997                                             6,118,268        $611,827     $10,592,446      $62,870,721
                                                                        =========        ========     ===========      ===========

Balance, May 29, 1998                                                   6,133,198        $613,320     $10,800,915      $15,680,399

Net loss                                                                                                                (2,864,608)

Shares issued under employee stock purchase plan                            2,725             272          28,115

Exercise of stock options, including related tax benefits (Note 5)          1,500             150          15,225
                                                                        ---------        --------     -----------      -----------

Balance, September 18, 1998                                             6,137,423         613,742      10,844,255       12,815,791
                                                                        =========        ========     ===========      ===========























See notes to consolidated financial statements.
                                                                               4

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Sixteen Weeks Ended
                                                                                       ----------------------------------
                                                                                       September 18,        September 19,
                                                                                           1998                  1997
                                                                                       -------------         ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                             ($2,864,608)         ($3,098,549)
                                                                                        -----------          -----------
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
   Depreciation                                                                           3,835,284            5,526,573
   Amortization                                                                             258,246              258,246
   (Gain) loss on disposition of property, plant and equipment                             (164,677)            (284,204)
   Provision for losses on accounts receivable                                               73,200                9,300
 (INCREASE) DECREASE IN ASSETS:
   Accounts receivable                                                                    5,092,551          (11,890,002)
   Inventories                                                                           (6,766,891)           2,423,465
   Refundable income taxes                                                                     (100)             626,018
   Prepaid expenses and other assets                                                      4,842,369             (716,331)
   Deferred income taxes                                                                     64,014              108,000
 INCREASE (DECREASE) IN LIABILITIES:
   Accounts payable                                                                      (5,119,284)            (620,171)
   Accrued liabilities                                                                   (8,216,837)           3,982,295
   Income taxes payable                                                                                       (1,425,403)
   Other non-current liabilities                                                           (549,716)
                                                                                        -----------          -----------

   Total adjustments                                                                     (6,651,841)          (2,002,214)
                                                                                        -----------          -----------

   Net cash used in operating activities                                                 (9,516,449)          (5,100,763)
                                                                                        -----------          -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                  (1,674,061)          (2,951,388)
   Proceeds from sale of property, plant and equipment                                      532,000            2,018,170
                                                                                        -----------          -----------

  Net cash used in investing activities                                                  (1,142,061)            (933,218)
                                                                                        -----------          -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                          10,000,000            8,100,000
   Principal payments on long-term debt                                                  (5,911,936)          (1,117,064)
   Net proceeds under credit facilities                                                   5,547,411
   Proceeds from employee stock purchase plan                                                28,387               41,762
   Proceeds from stock options exercised, including related tax benefits                     15,375               51,250
                                                                                        -----------          -----------

   Net cash provided by (used in) financing activities                                    9,679,237            7,075,948
                                                                                        -----------          -----------

   Net increase (decrease) in cash                                                         (979,273)           1,041,967

   Cash and cash equivalents, beginning of quarter                                        3,072,464            6,028,698

   Cash and cash equivalents, end of quarter                                             $2,093,191           $7,070,665
                                                                                        ===========          ===========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest, net of amounts capitalized                                               $3,084,141           $3,146,898
                                                                                        ===========          ===========
      Income taxes paid  (refunded), net                                                   ($63,862)            $305,834
                                                                                        ===========          ===========
















See notes to consolidated financial statements.

                    THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)

NOTE 1 - ACCOUNTING POLICIES:

  The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position as of September 18, 1998 and May 29, 1998, and the results of operations and cash flows for the periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in Thorn Apple Valley, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 29, 1998. Certain amounts from prior years have been reclassified to conform with the current year presentation. The results for the sixteen weeks ended September 18, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending May 28, 1999.

NOTE 2 - INVENTORIES:

  Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. No provision has been made during the current year for last-in, first-out (LIFO) reserve adjustments. The following is a breakdown of inventories by classifications:

                                                                      September 18,                May 29,
                                                                          1998                       1998
                                                                      -------------              ------------
          Supplies                                                     $ 10,742,359              $ 10,815,336
          Raw materials                                                  10,357,661                11,308,353
          Work in progress                                                2,127,097                 3,053,048
          Finished goods                                                 45,187,224                36,470,713
                                                                       ------------              ------------
                                                                         68,414,341                61,647,450


          Less LIFO reserve                                               2,932,000                 2,932,000
                                                                       ------------              ------------
          Inventory balance                                            $ 65,482,341              $ 58,715,450
                                                                       ============              ============


NOTE 3 - LONG-TERM DEBT:

Long-term debt consists of the following:


                                                                      September 18,                May 29,
                                                                           1998                      1998
                                                                      -------------              ------------
          Revolving credit agreement                                   $ 54,103,847              $ 48,556,436
          Term notes                                                     70,000,000                75,000,000
          Revenue bonds                                                   7,814,500                 8,196,355
          Subordinated debentures                                        27,250,000                17,250,000
          Obligations under capital leases                                2,853,716                 3,227,211
          Other note                                                      2,822,781                 2,979,367
                                                                       ------------              ------------
                                                                        164,844,844               155,209,369

          Less current portion                                          129,371,678                 6,959,824
                                                                       ------------              ------------
          Long-term debt                                               $ 35,473,166              $148,249,545
                                                                       ============              ============

                                       6

On May 29, 1998, the Company was not in compliance with certain financial covenants relating to its loan and security agreement (the "loan agreement") with a consortium of lenders (the "lending group"). On September 10, 1998 the lending group waived the Company's past non-compliance with such financial covenants while amending certain covenants and other terms and conditions of the loan agreement. The following is a description of the significant changes to the loan agreement as a result of the amendment:

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

     5. The interest rate on the term loan will increase, so that the Company may borrow either at the prime plus 1 percent or the LIBOR plus 3.25 percent at the option of the Company.

     6. The Company will make payments of certain fees to the lender group either in cash or by delivery of warrants to purchase the Company's common stock or a combination thereof, at the Company's option, as follows:


Payment Date                                         Amount         Earned Date
--------------------------------------------------------------------------------
4/30/99                                             $  500,000          6/30/99
6/30/99                                             $1,000,000          8/31/99
8/31/99                                             $1,500,000          8/31/99

If the Company elects to make any portion of the payment through issuance of warrants to the lending group, the number of shares of common stock of the Company subject to the warrants will be determined by dividing the amount of the payment to be paid with warrants by a $7.50 per share conversion price. In total, warrants for up to 400,000 shares of common stock may be issued by the Company to make such payments.

The aggregate maturities of the long-term debt, as amended, (excluding obligations under capital leases) during the five years subsequent to May 29, 1998 are: 1999; $10,426,854, 2000; $118,570,243, 2001; $235,061, 2002; $0,
 and 2003; $0.

At September 18, 1998, the Company had approximately $16.6 million of unused lines of credit and approximately $5.1 million of availability remaining under its borrowing base formula.

The Company's debt is secured by substantially all of the Company's assets.
 The Company's loan and security agreements contain financial covenants with respect to consolidated net worth and fixed charge coverage. In addition, among other things, the agreement limits borrowings, capital expenditures, other indebtedness and investments, and does not allow the payment of cash dividends or repurchase of the Company's common stock.

On September 10, 1998 the Company issued a $10 million convertible debenture.
 The debenture bears interest at a rate of 6.5 percent per year, payable quarterly. The principle on the debenture is due September 9, 2003. The debenture can be converted into shares of the Company's common stock at any time prior to the close of business on September 9, 2003, at a conversion price of $14.00 per share. The $10 million debenture is unsecured; however, it is senior in terms of payment priority to the Company's $17.25 million subordinated debentures due April 1, 2007.

NOTE 4 - EARNINGS PER SHARE OF COMMON STOCK:

  Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during each quarter. Diluted earnings per share are based upon the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares including shares issuable under employee stock option plans and convertible subordinated debentures (if converted, representing an aggregate of 920,000 shares). As a result of the Company's loss from operations during the first quarter and fiscal year-to-date for fiscal years 1999 and 1998 respectively, the calculation of diluted earnings per share excluded the potential common shares issuable under employee stock option plans and convertible subordinated debentures as they would have an anti-dilutive effect on earnings per share.

NOTE 5 - STOCK OPTION PLANS:

  The Company's 1996 Employee Stock Option Plan authorized the Company's Stock
   Option Committee to grant options for up to 600,000 shares of the Company's common stock to present to prospective employees. At September 18, 1998, there were 298,500 options granted but not exercised at prices of $10.25 and $15.81 per share and 301,500 shares remained to be granted under the 1996 Plan.

  At September 18, 1998, there were 631,000 options granted but not exercised at prices of $10.25, $17.00, $23.00 and $26.00 per share and 141,000 options granted but not exercised at prices of $2.56 and $19.67 per share under the 1990 and 1982 Employee Stock Option Plans, respectively. Under the 1990 and 1982 plans no shares remain to be granted.

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

NOTE 6 - INCOME TAXES:

  The Company has established a valuation allowance in accordance with the provision of FASB Statement No. 109, Accounting for Income Taxes. The valuation allowance was increased at September 18, 1998 to offset the estimated benefit resulting from the loss incurred during the first quarter. The Company will continue to review the adequacy of the valuation allowance and will recognize the future tax benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.


NOTE 7 - INTERNATIONAL UNCERTAINTY:

  The Company had exported a portion of its hot dog production to Russia. As a result of recent economic and political instability, including the rapid devaluation of its currency, the Company's continued ability to transact business in this region is uncertain. As of September 18, 1998, the Company had inventory and accounts receivable of approximately $13 million related to the production and sale of Russian products. At this time, the Company is unable to predict if it will sustain losses related to these assets.


  NOTE 8 - DISCONTINUED OPERATIONS:

  In May 1998, the Company formalized plans to exit its fresh pork business. The fresh pork facility was closed in July, 1998. The Company recorded in the fourth quarter of fiscal 1998, an after-tax charge of $39.3 million related to the disposal of its fresh pork operations. Included in the gross charge was an estimated pre-tax loss from operations during the phase out period of $5.0 million. The consolidated financial statements and related notes have been restated for all quarters presented to separately report the fresh pork discontinued operations.

                            THORN APPLE VALLEY, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



         Thorn Apple Valley, Inc., referred to hereinafter collectively with its predecessors and subsidiaries as the ("Company") is a major producer of processed meat and poultry products in the United States. The Company is engaged in a single segment business with one principal product category: processed meat and poultry products. The Company's processed meat products operations engages in the production and sale of consumer-brand labeled, packaged meat and poultry products, such as bacon, hot dogs and lunch meats, hams, smoked sausages and turkey products. The Company markets its processed meat products under premium and other proprietary brand labels including "Thorn Apple Valley," "Colonial", "Corn King", "Wilson Certified" and "Cavanaugh Lakeview Farms", as well as under customer-owned private labels with major supermarket chains and other customers. The Company sells its products principally to wholesalers, supermarkets and other manufacturers throughout the United States and in selected international markets.

         The Company was originally incorporated in 1959 as a Michigan corporation. It reincorporated in Delaware in 1971 and reincorporated in Michigan in 1977.

         The Company's business strategy is to increase revenue and enhance profitability by (i) increasing the sales of the Company's higher margin premium brand processed meats products while reducing the Company's reliance on sales of lower margin private label products, (ii) continuing to improve production efficiencies in the Company's processed meats production facilities, (iii) developing and marketing new processed meat products, including products targeted to health-conscious consumers, and (iv) increasing overall sales volume through additional marketing strategies with an emphasis on sales to international markets, including, for example, Korea.

         The Company's principal executive offices are located at 26999 Central Park Blvd., Suite 300, Southfield, Michigan 48076 (telephone number:
(248)213-1000.)

RESULTS OF OPERATIONS

         As consumers have become more health conscious, meat and poultry processors have focused on providing healthier and more convenient processed meat products to successfully compete against other protein sources, particularly poultry and seafood. In addition, increased amounts of poultry are being used in processed meat products which were traditionally made with only beef and pork.

         Processed Meats manufacturers generally receive higher profit margins on premium labeled branded items versus non-premium, or private label items. In recent years, the Company has focused on identifying emerging trends in consumer preferences and on developing products in response to those trends in an attempt to be a market leader in emerging market segments that offer opportunities for increased sales volume and higher profit margins than those associated with more mature and competitive market segments. For example, the Company has developed innovative packaging concepts and products that are leaner and have lower fat contents (such as the Company's premium deli-style sliced turkey ham, turkey breast and cooked ham products) to appeal to consumers seeking products that are convenient to use and are a more healthier alternative than existing products. The Company believes that opportunities exist to extend its current product lines into related products, thereby leveraging its current premium brand names.


         The Company experiences some seasonality in its business. Specifically, the Company's sales of smoked hams are typically at their highest levels during the Christmas and Easter holiday seasons as a result of increased customer demand. In order to accommodate the increased holiday sales, the Company typically builds substantial inventories of hams in anticipation of its future holiday business. In addition, the Company's sales of skinless smoked sausages, hot dogs and bacon products are generally higher during the summer months.

         The first quarter of each fiscal year consists of sixteen weeks, and each subsequent quarter consists of twelve weeks, except that the fourth quarter consists of thirteen weeks in the case of a 53-week fiscal year. The following discussion analyzes material changes in the financial information on a period to period basis.

     SIXTEEN WEEKS ENDED SEPTEMBER 18, 1998 COMPARED TO SIXTEEN WEEKS ENDED
                               SEPTEMBER 19, 1997



         The Company's net loss from continuing operations for the first quarter ended September 18, 1998 was approximately $2.9 million compared with a net loss of approximately $.4 million for the comparable prior year period. The increase in the loss is primarily attributable to a decrease in processed meat tonnage sold of 5.9 million pounds or 4.7 %. The Company's margins were not significantly changed.

         Net sales in the first quarter of fiscal 1999 decreased $27 million or 16.3% as compared to the first quarter of fiscal 1998. The reduction in processed meat sales dollars is attributable to lower average selling prices and lower unit sales of 13.0% and 4.7%, respectively. The decrease in average selling price is primarily attributable to lower raw material prices for hams and pork bellies. The Company's unit volume decreased primarily as a result of increased domestic competition and the unexpected fall-off of sales to Russia in August as a result of the political and economic instability in that region. The Company was selling approximately 1.5 million pounds of hot dogs per week to Russia. It is uncertain as to whether or when these sales will resume.

         Cost of goods sold (including delivery costs) decreased by $24.4 million, or 16.8%, primarily as a result of the decrease in the cost of hams and pork bellies, referred to above. As a percentage of net sales, cost of goods sold decreased to 86.9% from 87.5%, primarily as a result of decreased average selling prices in both the Company's processed meats and pork division.

         Selling expenses decreased approximately $.3 million, or 3.5%. As a percentage of net sales, selling expenses increased to 5.4% from 4.6%.

         General and administrative expenses decreased $.5 million, or 7.5%. The decrease is primarily the result of a cost reduction program put in place during the third quarter of fiscal 1998. As a percentage of net sales, general and administrative expenses increased to 4.7% from 4.3%.

         The Company did not recognize the future tax benefit associated with the operating loss in the first quarter of fiscal 1999. The Company will recognize a future tax benefit only as reassessment indicates it is more likely than not that the benefit will be realized.

         The loss from discontinued operations for the first quarter of fiscal year 1998 is the loss from the fresh pork operations that the Company previously exited.

         The loss per share of common stock from continuing operations was $.47 per share compared to a loss per share of $.07 per share in the prior year period. The increase in loss per share is primarily due to decreased profitability resulting from factors discussed above.

         The results for the sixteen weeks ended September 18, 1998 are not necessarily indicative of the results to be expected for fiscal 1999.

FINANCIAL CONDITION


         At September 18, 1998, the Company had a revolving credit agreement with a consortium of financial institutions whereby it could borrow in the aggregate up to $80.0 million, of which $54.1 million was drawn upon and $9.2 million was used to support letters of credit. Under the Company's borrowing base formula, at September 18, 1998, the Company had additional availability of $5.1 million. Borrowings under the revolving credit agreement are used when needed to finance increases in the levels of inventories and accounts receivable resulting from seasonal and other market-related fluctuations in raw material costs and quantities. The demand for seasonal borrowings usually peaks in early December when ham inventories and accounts receivable are at their highest levels, and these borrowings are generally repaid in January when the accounts receivable generated by the sales of these hams are collected.

         The Company's business is characterized by high unit sales volume and rapid turnover of inventories and accounts receivable. Because of the rapid turnover rate, the Company considers its inventories and accounts receivable to be highly liquid and readily convertible into cash. The Company's debt is secured by substantially all of the Company's assets. In addition, the various loan agreements contain financial covenants with respect to consolidated net worth, EBITDA and interest coverage (as defined therein). In addition, the agreements limit borrowings, capital expenditures, other indebtedness and investments, and do not allow the payment of cash dividends or repurchase of the Company's common stock.

         On September 10, 1998, the Company entered into a five year agreement with a U.S. meat packer that slaughters hogs and cattle. Under the agreement, the Company has agreed to purchase from this packer, at least 80 percent of its total raw material requirements for boneless hams, bone-in hams, pork bellies and other selected pork and beef products. The raw material purchases will be priced daily based upon market formulas.

         In addition, the meat packer has loaned the Company $10 million pursuant to the terms of a convertible debenture. The debenture bears interest at a rate of 6.5 percent per year, payable quarterly. The principal on the debenture is due September 9, 2003. The debenture can be converted into shares of the Company's common stock at any time prior to the close of business on September 9, 2003, at a conversion price of $14.00 per share. The $10 million debenture is unsecured; however, it is senior in terms of payment priority to the Company's $17.25 million subordinated debentures due April 1, 2007.

         At September 18, 1998, the Company had approximately $2.1 million in cash. Cash used in operations during the sixteen weeks ended September 18, 1998 was approximately $9.5 million. Cash available at the beginning of the quarter, less cash used in operations plus, cash acquired from financing activities was used principally to pay down borrowings of other long-term debt of approximately $5.9 million and to fund net capital expenditures of $1.1 million.






EXHIBITS AND REPORTS ON FORM 8-K

         There were no reports filed on form 8-K for the period ending September 18, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 THORN APPLE VALLEY, INC.
                                                 ------------------------
                                                      (Registrant)




Date: October 30, 1998                       By:    \s\Louis Glazier
      ----------------                          ----------------------------
                                                Louis Glazier
                                                Executive Vice President of
                                                 Finance and Administration
                                                Chief Financial Officer

                                 EXHIBIT INDEX



Financial Data Schedule                                                    EX-27