Form 10-Q/A
period 1998-09-18
THORN APPLE VALLEY INC
filed 1999-01-22
CIK 38851

                                    FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



   For the sixteen weeks ended September 18, 1998 Commission file number 0-6566
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




Date: January 21, 1999                       By:    \s\Louis Glazier
      ----------------                          ----------------------------
                                                Louis Glazier
                                                Executive Vice President of
                                                 Finance and Administration
                                                Chief Financial Officer