Form 10-Q
period 1998-12-11
THORN APPLE VALLEY INC
filed 1999-02-01
CIK 38851

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the twenty-eight weeks ended December 11, 1998 Commission file number 0-6566



                            Thorn Apple Valley, Inc.
    ------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




                Michigan                            38-1964066
  ---------------------------------      -------------------------------------
     (State of other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization)


   26999 Central Park Blvd., Suite 300, Southfield, Michigan          48076
 ------------------------------------------------------------- ----------------
          (Address of principal executive offices)                 (zip Code)



   Registrant's telephone number, including area code         (248) 213-1000
 -----------------------------------------------------       ----------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No .



At December 11, 1998, there were 6,142,092  shares of Common Stock outstanding.
   -----------------              ---------

                   THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                ASSETS
                                                                                          DECEMBER 11,             MAY 29,
                                                                                              1998                  1998
                                                                                        ------------------     ----------------
Current assets:
  Cash and cash equivalents                                                                    $6,328,766           $3,072,464
  Short-term investments                                                                          500,000              500,000
  Accounts receivable, net of allowance for doubtful accounts
    (December 11, 1998, $6,665,000; May 29, 1998, $761,800) (Note 7)                           42,949,221           42,434,856
  Inventories (Note 2 & 7)                                                                     47,531,827           58,715,450
  Refundable income taxes                                                                         159,320              632,323
  Deferred income taxes (Note 6)                                                                3,592,000            3,592,000
  Prepaid expenses and other current assets                                                     6,749,309            6,277,836
                                                                                        ------------------     ----------------

         Total current assets                                                                 107,810,443          115,224,929
                                                                                        ------------------     ----------------

Property, plant and equipment:
  Land                                                                                          1,255,915            1,261,380
  Buildings and improvements                                                                   48,610,763           48,814,916
  Machinery and equipment                                                                     113,722,714          112,469,354
  Transportation equipment                                                                      5,756,127            5,820,609
  Property under capital leases                                                                 5,899,680            5,966,625
  Construction in progress                                                                      2,300,570            1,570,829
                                                                                        ------------------     ----------------

                                                                                              177,545,769          175,903,713
      Less accumulated depreciation                                                            90,545,027           84,162,032
                                                                                        ------------------     ----------------

                                                                                               87,000,742           91,741,681
                                                                                        ------------------     ----------------
Other assets:
  Intangible assets, net of accumulated amortization (December 11, 1998; $2,969,831;
  May 29, 1998; $2,517,900)                                                                    30,602,169           31,054,100
  Deferred income taxes                                                                         7,536,000            7,536,000
  Other                                                                                         3,934,674            8,356,294
                                                                                        ------------------     ----------------
     Total other assets                                                                        42,072,843           46,946,394
                                                                                        ------------------     ----------------

                                                                                             $236,884,028         $253,913,004
                                                                                        ==================     ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                            $24,099,316          $31,143,268
  Accrued liabilities                                                                          32,989,391           37,135,059
  Current portion of long-term debt (Note 3)                                                  131,457,175            6,959,824
                                                                                        ------------------     ----------------

        Total current liabilities                                                             188,545,882           75,238,151
                                                                                        ------------------     ----------------


Other noncurrent liabilities                                                                    2,497,581            3,330,674
Long-term debt (Note 3)                                                                        33,920,883          148,249,545
                                                                                        ------------------     ----------------

        Total noncurrent liabilities                                                           36,418,464          151,580,219
                                                                                        ------------------     ----------------

Shareholders' equity:
  Preferred stock:  $1 par value; authorized 200,000 shares; issued none Common nonvoting stock:  $.10 par value; authorized 20,000,000 shares;  issued none
   Common voting stock:  $.10 par value; authorized 20,000,000 shares; issued
   6,142,092 shares at December 11, 1998 and 6,133,198 shares at May 29, 1998                     614,209              613,320
  Capital in excess of par value                                                               10,871,337           10,800,915
  Retained earnings                                                                               434,136           15,680,399
                                                                                        ------------------     ----------------
                                                                                               11,919,682           27,094,634
                                                                                        ------------------     ----------------

                                                                                             $236,884,028         $253,913,004
                                                                                        ==================     ================

See notes to consolidated financial statements.

                    THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                  TWELVE WEEKS ENDED               TWENTY-EIGHT WEEKS ENDED
                                                          -----------------------------------  -----------------------------------

                                                           DECEMBER 11,         DECEMBER 12,    DECEMBER 11,         DECEMBER 12,
                                                               1998               1997              1998               1997
                                                          ----------------   ----------------  ---------------    ----------------

Net sales                                                    $119,945,606       $136,461,007     $259,154,932        $302,759,886
                                                          ----------------   ----------------  ---------------    ----------------

Operating costs and expenses:
  Cost of goods sold, including delivery costs                105,353,768        120,895,623      225,895,253         265,741,611
  Selling                                                       5,671,194          6,044,792       13,130,210          13,773,549
  General and administrative                                    4,430,943          5,082,288       10,974,302          12,152,604
  Depreciation and amortization                                 3,030,127          3,271,693        7,123,657           7,914,338
  International restructuring charge (Note 7)                   8,000,000                           8,000,000
                                                          ----------------   ----------------  ---------------    ----------------

                                                              126,486,032        135,294,396      265,123,422         299,582,102
                                                          ----------------   ----------------  ---------------    ----------------

Income (loss) from operations                                  (6,540,426)         1,166,611       (5,968,490)          3,177,784
                                                          ----------------   ----------------  ---------------    ----------------


Other expenses (income):
  Interest, net                                                 3,554,650          2,372,104        7,764,092           5,825,644
  Other, net                                                     (513,423)          (458,097)      (1,286,321)         (1,149,975)
                                                          ----------------   ----------------  ---------------    ----------------

                                                                3,041,227          1,914,007        6,477,771           4,675,669
                                                          ----------------   ----------------  ---------------    ----------------

Loss from continuing operations before income taxes            (9,581,653)          (747,396)     (12,446,261)         (1,497,885)

Benefit for income taxes (Note 6)                                                   (215,000)                            (532,000)
                                                          ----------------   ----------------  ---------------    ----------------

Loss from continuing operations                                (9,581,653)          (532,396)     (12,446,261)           (965,885)

Discontinued operations (Note 8):
  Income (Loss) from operations of discontinued
 fresh pork  division (net of tax benefit
  at December 12, 1997 of $1,301,000)                                                302,163                           (2,362,897)

  Loss on disposal of fresh pork division                      (2,800,000)                         (2,800,000)
                                                          ----------------   ----------------  ---------------    ----------------

Income (loss) from discontinued operations                     (2,800,000)           302,163       (2,800,000)         (2,362,897)
                                                          ----------------   ----------------  ---------------    ----------------


Net loss                                                     ($12,381,653)         ($230,233)    ($15,246,261)        ($3,328,782)
                                                          ================   ================  ===============    ================

Basic and Fully Diluted Income (loss) per share
 (Note 4):
   Continuing operations                                           ($1.56)            ($0.09)          ($2.03)             ($0.16)
                                                          ================   ================  ===============    ================
   Income (loss) on discontinued operations                        ($0.46)             $0.05           ($0.46)             ($0.39)
                                                          ================   ================  ===============    ================
   Net loss                                                        ($2.02)            ($0.04)          ($2.48)             ($0.54)
                                                          ================   ================  ===============    ================


Weighted average number of shares outstanding                   6,141,425          6,121,971        6,138,502           6,118,088
                                                          ========================================================================

See notes to consolidated financial statements.

                    THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                                            COMMON STOCK              CAPITAL IN
                                                                    ------------------------------    EXCESS OF        RETAINED
                                                                       SHARES          AMOUNT         PAR VALUE        EARNINGS
                                                                    --------------  --------------  --------------  ---------------

Balance, May 30, 1997                                                   6,110,480        $611,048     $10,500,213      $65,969,270

Net loss                                                                                                                (3,098,549)

Shares issued under employee stock purchase plan                            2,788             279          41,483

Exercise of stock options (Note 6)                                          5,000             500          50,750
                                                                    --------------  --------------  --------------  ---------------


Balance, December 12, 1997                                              6,118,268        $611,827     $10,592,446      $62,870,721
                                                                    ==============  ==============  ==============  ===============

Balance, May 29, 1998                                                   6,133,198        $613,320     $10,800,915      $15,680,399

Net loss                                                                                                               (15,246,261)

Shares issued under employee stock purchase plan                            7,394             739          55,197

Exercise of stock options, including related tax benefits (Note 6)          1,500             150          15,225
                                                                    --------------  --------------  --------------  ---------------

Balance, December 11, 1998                                              6,142,092        $614,209     $10,871,337         $434,136
                                                                    ==============  ==============  ==============  ===============



See notes to consolidated financial statements.

                    THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         TWENTY-EIGHT WEEKS ENDED
                                                                                  ---------------------------------------
                                                                                    DECEMBER 11,         DECEMBER 12,
 CASH FLOWS FROM OPERATING ACTIVITIES:                                                  1998                 1997
                                                                                  ------------------   ------------------
   Net loss                                                                            ($15,246,261)         ($3,328,782)
                                                                                  ------------------   ------------------
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Loss on disposal of fresh pork division (Note 8)                                       2,800,000
   Depreciation                                                                           6,671,726            9,463,185
   Amortization                                                                             451,931              451,931
   (Gain) loss on disposition of property, plant and equipment                             (193,129)            (323,850)
   Provision for losses on accounts receivable                                            5,903,200               93,700
 (INCREASE) DECREASE IN ASSETS:
   Accounts receivable                                                                   (6,417,565)         (25,663,373)
   Inventories                                                                            8,383,623            2,336,881
   Refundable income taxes                                                                  473,003             (979,836)
   Prepaid expenses and other assets                                                      3,950,147            1,591,923
   Deferred income taxes                                                                                         263,000
 INCREASE (DECREASE) IN LIABILITIES:
   Accounts payable                                                                      (7,043,952)           2,356,992
   Accrued liabilities                                                                   (4,145,668)           3,325,860
   Income taxes payable                                                                                       (1,425,403)
   Other non-current liabilities                                                           (833,093)
                                                                                  ------------------   ------------------

   Total adjustments                                                                     10,000,223           (8,508,990)
                                                                                  ------------------   ------------------

   Net cash used in operating activities                                                 (5,246,038)         (11,837,772)
                                                                                  ------------------   ------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                  (1,991,712)          (5,369,004)
   Proceeds from sale of property, plant and equipment                                      254,054            2,091,359
                                                                                  ------------------   ------------------

  Net cash used in investing activities                                                  (1,737,658)          (3,277,645)
                                                                                  ------------------   ------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                          10,000,000
   Principal payments on long-term debt                                                  (6,487,657)          (1,792,555)
   Net borrowings (payments) under lines of credit                                         6,656,344           16,800,000
   Proceeds from employee stock purchase plan                                                55,936               41,762
   Proceeds from stock options exercised, including related tax benefits                     15,375              114,247
                                                                                  ------------------   ------------------

   Net cash provided by (used in) financing activities                                   10,239,998           15,163,454
                                                                                  ------------------   ------------------

   Net increase (decrease) in cash                                                        3,256,302               48,037

   Cash and cash equivalents, beginning of quarter                                        3,072,464            6,028,698

   Cash and cash equivalents, end of quarter                                             $6,328,766           $6,076,735
                                                                                  ==================   ==================

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest, net of amounts capitalized                                               $6,050,353           $6,407,386
                                                                                  ==================   ==================
      Income taxes paid  (refunded), net                                                  ($473,003)            $308,340
                                                                                  ==================   ==================

See notes to consolidated financial statements.

                    THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ACCOUNTING POLICIES:

  The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position as of December 11, 1998 and May 29, 1998, and the results of operations and cash flows for the periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in Thorn Apple Valley, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 29, 1998. Certain amounts from prior years have been reclassified to conform with the current year presentation. The results for the twenty eight weeks ended December 11, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending May 28, 1999.

NOTE 2 - INVENTORIES:

  Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. No provision has been made during the current year for last-in, first-out (LIFO) reserve adjustments. The following is a breakdown of inventories by classifications:

                                                                      December 11,                 May 29,
                                                                         1998                        1998
                                                                  -------------------       -------------------
          Supplies                                                      $ 9,361,666               $10,815,336
          Raw materials                                                   6,110,019                11,308,353
          Work in progress                                                1,747,313                 3,053,048
          Finished goods                                                 33,244,826                36,470,713
                                                                        -----------               -----------
                                                                         50,463,827                61,647,450

          Less LIFO reserve                                               2,932,000                 2,932,000
                                                                        -----------               -----------

          Inventory balance                                             $47,531,827               $58,715,450
                                                                        ===========               ===========

NOTE 3 - LONG-TERM DEBT:

  Long-term debt consists of the following:
                                                                      December 11,                 May 29,
                                                                           1998                      1998
                                                                  ----------------------      ------------------
          Revolving credit agreement                                    $55,000,000               $48,556,436
          Term notes                                                     70,000,000                75,000,000
          Revenue bonds                                                   7,481,628                 8,196,355
          Subordinated debentures                                        27,250,000                17,250,000
          Obligations under capital leases                                2,823,649                 3,227,211
          Other note                                                      2,822,781                 2,979,367
                                                                     ---------------            --------------
                                                                        165,378,058               155,209,369

          Less current portion                                          131,457,175                 6,959,824
                                                                     ---------------            --------------
          Long-term debt                                                $33,920,883              $148,249,545
                                                                     ===============            ==============

On September 10,1998, the Company and its consortium of lenders amended the terms and conditions of its revolving credit agreement and term notes ("loan agreement"). The following is a description of the significant changes to the loan agreement:

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

     4. The interest rate on the revolving loan increased, so that the Company may borrow either at the prime rate plus .5 percent or LIBOR plus 3 percent at the option of the Company.

     5. The interest rate on the term loan increased, so that the Company may borrow either at the prime plus 1 percent or the LIBOR plus 3.25 percent at the option of the Company.

     6. The Company will make payments of certain fees to the lender group either in cash or by delivery of warrants to purchase the Company's common stock or a combination thereof, at the Company's option, as follows:


     PAYMENT DATE                          AMOUNT          EARNED DATE
     -----------------------------------------------------------------
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

  On December 11, 1998, the Company was not in compliance with its Net Worth and Fixed Charge covenants contained in the loan agreement. As of January 29, 1999, due to the unexpected charge related to the product recall, (see Subsequent Event, Note 9), the Company was not in compliance with its excess availability covenant contained in the loan agreement on that date. The Company had $1.6 million remaining availability under its borrowing base formula and cash on hand of $1.65 million. The Company's cash needs are expected to increase over the next three months as the Company builds inventory to meet seasonal requirements. In addition, on February 1, 1999, the Company's ability under its loan agreement to borrow against inventory is reduced to 70% of value, from the current 75% of value. The Company is working with its lenders to provide adequate funding for the continued operation of the Company and its subsidiaries, although there can be no assurance that this can be obtained.

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

NOTE 4 - EARNINGS PER SHARE OF COMMON STOCK:

  Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during each quarter. Diluted earnings per share are based upon the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares including shares issuable under employee stock option plans and convertible subordinated debentures (if converted, representing an aggregate of 920,000 shares). As a result of the Company's loss from operations during the second quarter and fiscal year-to-date for fiscal years 1999 and 1998 respectively, the calculation of diluted earnings per share excluded the potential common shares issuable under employee stock option plans and convertible subordinated debentures as they would have an anti-dilutive effect on earnings per share.

NOTE 5 - STOCK OPTION PLANS:

  The Company's 1996 Employee Stock Option Plan authorized the Company's Stock
     Option Committee to grant options for up to 600,000 shares of the Company's common stock to present or prospective employees. At December 11, 1998, there were 403,500 options granted but not exercised at prices of $5.00, $7.50, $10.25 and $15.81 per share and 196,500 shares remained to be granted under the 1996 Plan.

  At December 11, 1998, there were 631,200 options granted but not exercised at prices of $10.25, $17.00, $23.00 and $26.00 per share and 141,000 options granted but not exercised at prices of $2.56 and $19.67 per share under the 1990 and 1982 Employee Stock Option Plans, respectively. Under the 1990 plan, 196,500 shares remain to be granted. No shares remain to be granted under the 1982 plan.

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

NOTE 6 - INCOME TAXES:

  The Company has established a valuation allowance in accordance with the provision of FASB Statement No. 109, Accounting for Income Taxes. The valuation allowance was increased at December 11, 1998 to offset the estimated benefit resulting from the loss incurred during the first and second quarter of fiscal 1999. The Company will continue to review the adequacy of the valuation allowance and will recognize the future tax benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.


NOTE 7 - INTERNATIONAL RESTRUCTURING:

  The Company had exported a portion of its hot dog production to Russia. As a result of recent economic and political instability in Russia, including the rapid devaluation of its currency, the Company's continued ability to transact business in this region is uncertain. During the second quarter ending December 11, 1998, the Company recorded a reserve of $8.0 million, of which $6.0 million is related to the uncertain collection of Russian accounts receivable and $2.0 million was charged against inventory resulting from a decline in market value. At December 11, 1998, the Company had remaining, net of any reserves, approximately $5.9 million of frozen inventory designated for Russia.


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

  During the second quarter of fiscal 1999 the Company recorded an additional loss on the disposal of its fresh pork division of $2.8 million related to the declining value of its remaining frozen pork inventory. The consolidated financial statements and related notes have been restated for all quarters presented to separately report the fresh pork discontinued operations.


NOTE 9 - SUBSEQUENT EVENT - PRODUCT RECALL:

  On December 30, 1998, the Company, in conjunction with the United States
     Department of Agriculture, temporarily suspended its operations at its Forrest City, Arkansas plant, as a result of the detection of a bacteria known as Listeria.

  Subsequently, on January 22, 1999, the Company voluntarily recalled all production from this facility for the period of July 6, 1998, to December 30, 1998. The production from this facility during this time period was approximately 31 million pounds, primarily consisting of hot dogs and lunch combinations. The Company estimates that about 11 million pounds of this production remains in its frozen inventory designated for Russia. See International Restructuring, Note 7, for further information with respect to this inventory. The Company's ability to sell this frozen inventory in the future is uncertain at this time.

  The Company does not know what impact this recall will have on its financial condition or on its relations with customers, suppliers and others. The Company is not aware of any illness conclusively linked to the consumption of the recalled products. Management has estimated that the quantity of hot dogs and lunch combinations in the marketplace to be impacted by the recall is less than 1.0 million pounds.

  The estimated cost of this action will be recorded in the Company's third quarter financial statements. Based upon currently known information, the charge is expected to range from $1 million to $7 million. The largest variable with respect to the charge will be the Company's ability to sell the frozen inventory designated for Russia.

                            THORN APPLE VALLEY, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
               ---------------------------------------------------
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
               ---------------------------------------------------

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

         The Company's business strategy is to increase revenue and enhance profitability by (i) increasing the sales of the Company's higher margin premium brand processed meats products while reducing the Company's reliance on sales of lower margin private label products, (ii) continuing to improve production efficiencies in the Company's processed meats production facilities, (iii) developing and marketing new processed meat products, and (iv) increasing overall sales volume through additional marketing strategies with an emphasis on sales to international markets, including, for example, Korea.

         The Company's principal executive offices are located at 26999 Central Park Blvd., Suite 300, Southfield, Michigan 48076 (telephone number: (248) 213-1000.)

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

      TWELVE WEEKS ENDED DECEMBER 11, 1998 COMPARED TO TWELVE WEEKS ENDED
      -------------------------------------------------------------------
                               DECEMBER 12, 1997
                               -----------------

         The Company's loss from continuing operations for the second quarter ended December 11, 1998 was approximately $9.5 million compared with a loss from continuing operations of approximately $.5 million for the comparable prior year period. The increase in the loss is primarily attributable to the Company's Russian operations which incurred a $8.0 million charge related to inventory and accounts receivable (see Note 7 of the financial statements to this Form 10-Q for further discussion on this matter). In addition, the Company did not have any Russian hot dog production or significant Russian hot dog sales during the second quarter of Fiscal 1999 resulting in a decrease in income over the prior year comparable quarter.

         Net sales in the second quarter of fiscal 1999 decreased $16.5 million or 12.1% as compared to the second quarter of fiscal 1998. The reduction in processed meat sales dollars is attributable to lower average selling prices and lower unit sales of 7.2% and 5.2%, respectively. The decrease in average selling price is primarily attributable to lower raw material prices for hams and pork bellies. The Company's unit volume decreased primarily as a result of increased domestic competition and the unexpected fall-off of sales to Russia in August of fiscal 1998 as a result of the political and economic instability in that region. The Company was selling approximately 1.5 million pounds of hot dogs per week to Russia. It is uncertain as to whether or when these sales will resume.

         Cost of goods sold (including delivery costs) decreased by $15.5 million, or 13%, primarily as a result of the decrease in the cost of hams and pork bellies, referred to above and a decrease in processed meat tonnage sold of approximately 6 million pounds or 5.2%. As a percentage of net sales, cost of goods sold decreased to 87.8% from 88.6%.

         Selling expenses decreased approximately $.4 million, or 6.2%. As a percentage of net sales, selling expenses increased to 4.7% from 4.4%. General and administrative expenses decreased $.7 million, or 12.8%. As a percentage of net sales, general and administrative expenses had no change. The decrease in Selling, General and Administration expenses is primarily the result of a cost reduction program put in place during the third quarter of fiscal 1998.

         The Company did not recognize the future tax benefit associated with the operating loss in the second quarter of fiscal 1999. The Company will recognize a future tax benefit only as reassessment indicates it is more likely than not that the benefit will be realized.

         The loss from discontinued operations for the second quarter of fiscal year 1998 is the loss from the fresh pork operations that the Company previously exited. In the second quarter of fiscal 1999, the Company recorded an additional $2.8 million loss on disposal of its fresh pork division. The additional loss was the result of declining values of its remaining frozen pork inventory.

         The loss per share of common stock from continuing operations was $1.07 per share compared to a loss per share of $.09 per share in the prior year period. The increase in loss per share is primarily due to decreased profitability resulting from factors discussed above.

         The results for the twelve weeks ended December 11, 1998 are not necessarily indicative of the results to be expected for fiscal 1999.

   TWENTY-EIGHT WEEKS ENDED DECEMBER 11, 1998 COMPARED TO TWENTY-EIGHT WEEKS
   -------------------------------------------------------------------------
                            ENDED DECEMBER 12, 1997
                            -----------------------

         The Company's loss from continuing operations for the twenty-eight weeks ended December 11, 1998 was approximately $12.4 million compared with a loss from continuing operations of approximately $1 million for the comparable prior year period. The increase in the loss is primarily attributable to the Company's Russian operations which incurred a $8.0 million charge related to inventory and accounts receivable (see Note 7 of the financial statements to this Form 10-Q for further discussion on this matter). In addition, the Company experienced a decline in its volume of unit sales when compared to the comparable twenty-eight weeks of the prior year. This decrease was due primarily to the increase in domestic competition.

         Net sales for the first two quarters of fiscal 1999 decreased $43.6 million or 14.4% as compared to the first two quarters of fiscal 1998. The reduction in processed meat sales dollars is attributable to lower average selling prices and lower unit sales of 10.4% and 4.9%, respectively. The decrease in average selling price is primarily attributable to lower raw material prices for hams and pork bellies. The Company's unit volume decreased primarily as a result of increased domestic competition and the unexpected fall-off of sales to Russia in August as a result of the political and economic instability in that region.

         Cost of goods sold (including delivery costs) decreased by $40 million, or 15.0%, primarily as a result of the decrease in the cost of hams and pork bellies, referred to above and a decrease in processed meats tonnage sold of approximately 12 million pounds or 4.9%. As a percentage of net sales, cost of goods sold decreased to 87.2% from 87.8%.

         Selling expenses decreased approximately $.6 million, or 4.7%. As a percentage of net sales, selling expenses increased to 5.1% from 4.5%. General and administrative expenses decreased $1.2 million, or 9.7%. As a percentage of net sales, general and administrative expenses increased to 4.2% from 4.0%. The decrease in Selling, General and Administrative expenses is primarily the result of a cost reduction program put in place during the third quarter of fiscal 1998.

         The Company did not recognize the future tax benefit associated with the operating loss for the first two quarters of fiscal 1999. The Company will recognize a future tax benefit only as reassessment indicates it is more likely than not that the benefit will be realized.

         The loss from discontinued operations for the twenty-eight weeks of fiscal year 1998 is the loss from the fresh pork operations that the Company previously exited. In the second quarter of fiscal 1999, the Company recorded an additional $2.8 million loss on disposal of its fresh pork division. The additional loss was primarily the result of declining values of its remaining frozen pork inventory.

         The loss per share of common stock from continuing operations was $1.54 per share compared to a loss per share of $.16 per share in the prior year period. The increase in loss per share is primarily due to decreased profitability resulting from factors discussed above.

         The results for the twenty-eight weeks ended December 11, 1998 are not necessarily indicative of the results to be expected for fiscal 1999.

FINANCIAL CONDITION


         At December 11, 1998, the Company had a revolving credit agreement with a consortium of financial institutions whereby it could borrow, subject to a borrowing base formula, in the aggregate up to $80.0 million, of which $55.0 million was drawn upon and $9.2 million was used to support letters of credit. Borrowings under the revolving credit agreement are used when needed to finance increases in the levels of inventories and accounts receivable resulting from seasonal and other market-related fluctuations in raw material costs and quantities. The demand for seasonal borrowings usually peaks in early December when ham inventories and accounts receivable are at their highest levels, and these borrowings are generally repaid in January when the accounts receivable generated by the sales of these hams are collected.

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

         On December 11, 1998, the Company was not in compliance with its Net Worth and Fixed Charge covenants contained in the loan agreement. As of January 29, 1999, due to the unexpected charge related to the product recall, (see Subsequent Event, Note 9), the Company was not in compliance with its excess availability covenant contained in the loan agreement on that date. The Company had $1.6 million remaining availability under its borrowing base formula and cash on hand of $1.65 million. The Company's cash needs are expected to increase over the next three months as the Company builds inventory to meet seasonal requirements. In addition, on February 1, 1999, the Company's ability under its loan agreement to borrow against inventory is reduced to 70% of value, from the current 75% of value. The Company is working with its lenders to provide adequate funding for the continued operation of the Company and its subsidiaries, although there can be no assurance that this can be obtained.



         On September 10, 1998, the Company entered into a five year agreement with a U.S. meat packer that slaughters hogs and cattle. Under the agreement, the Company has agreed to purchase from this packer at least 80 percent of its total raw material requirements for boneless hams, bone-in hams, pork bellies and other selected pork and beef products. The raw material purchases will be priced daily based upon market formulas.

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

         At December 11, 1998, the Company had approximately $6.3 million in cash. Cash used in operations during the twenty-eight weeks ended December 11, 1998 was approximately $5.2 million. Cash available at the beginning of the quarter, less cash used in operations, plus cash acquired from financing activities, was used principally to pay down borrowings of other long-term debt of approximately $6.5 million and to fund net capital expenditures of $1.7 million.


YEAR 2000

         The Company has initiated a Year 2000 compliance program. The compliance program has established a process for evaluating and managing the risks and costs associated with this issue. The Company has dedicated internal resources to address the Year 2000 issue. In fiscal 1996, the Company completed a two-year project that re-engineered some key accounting and logistics systems, all of which are now believed to be Year 2000 compliant. The Company will be testing to determine if the remaining critical systems are Year 2000 compliant. As a result of the completion of the fiscal 1996 project, the Company does not foresee any risks or costs related to the Year 2000 compliance issue that would have a material adverse effect on the Company.




EXHIBITS AND REPORTS ON FORM 8-K

         There were no reports filed on form 8-K for the period ending December 11, 1998.

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





                                                 THORN APPLE VALLEY, INC.
                                                 ------------------------
                                                       (Registrant)




Date:  February 01, 1999                    By:  /s/Louis Glazier
                                                 ---------------------------
                                                 Louis Glazier
                                                 Executive Vice President of
                                                  Finance and Administration
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

     27                       Financial Data Schedule