Form 10-Q
period 1999-03-05
THORN APPLE VALLEY INC
filed 1999-04-19
CIK 38851

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For the forty weeks ended March 5, 1999 Commission file number 0-6566



                            Thorn Apple Valley, Inc.
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




              Michigan                                   38-1964066
  -------------------------------------    -----------------------------------
     (State of other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)


    26999 Central Park Blvd., Suite 300, Southfield, Michigan          48076
  -------------------------------------------------------------     ----------
           (Address of principal executive offices)                 (zip Code)



    Registrant's telephone number, including area code         (248) 213-1000
  ------------------------------------------------------     ------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No .



At     March 5, 1999    , there were     6,147,518
   ---------------------             -----------------
shares of Common Stock outstanding.

                    THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                              (DEBTOR-IN-POSESSION)
                           CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                                                                             MARCH 5,         MAY 29,
                                                                                               1999             1998
                                                                                           ------------     ------------
Current assets:
  Cash and cash equivalents                                                                $  2,396,703     $  3,072,464
  Short-term investments                                                                                         500,000
  Accounts receivable, net of allowance for doubtful accounts
    (March 5, 1999, $6,635,000; May 29, 1998, $761,800) (Note 8)                             24,481,745       42,434,856
  Inventories (Note 3, 8 & 10)                                                               36,130,135       58,715,450
  Refundable income taxes                                                                       135,000          632,323
  Deferred income taxes (Note 7)                                                                               3,592,000
  Prepaid expenses and other current assets                                                   7,014,794        6,277,836
                                                                                           ------------     ------------

         Total current assets                                                                70,158,377      115,224,929
                                                                                           ------------     ------------

Property, plant and equipment :
  Land                                                                                        1,079,550        1,261,380
  Buildings and improvements                                                                 45,614,881       48,814,916
  Machinery and equipment                                                                   114,203,023      112,469,354
  Transportation equipment                                                                    5,263,964        5,820,609
  Property under capital leases                                                               4,714,181        5,966,625
  Construction in progress                                                                      882,527        1,570,829
                                                                                           ------------     ------------

                                                                                            171,758,126      175,903,713
      Less accumulated depreciation                                                          90,132,256       84,162,032
                                                                                           ------------     ------------

                                                                                             81,625,870       91,741,681
                                                                                           ------------     ------------
Other assets:
  Intangible assets, net of accumulated amortization (March 5, 1999; $3,163,515;
  May 29, 1998; $2,517,900)                                                                  30,408,485       31,054,100
  Deferred income taxes (Note 7)                                                              1,026,200        7,536,000
  Other                                                                                       5,899,971        8,356,294
                                                                                           ------------     ------------
     Total other assets                                                                      37,334,656       46,946,394
                                                                                           ------------     ------------

                                                                                           $189,118,903     $253,913,004
                                                                                           ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable (Note 1)                                                                                  $31,143,268
  Accrued liabilities (Note 1)                                                                                37,135,059
  Current portion of long-term debt (Note 1 & 4)                                                               6,959,824
                                                                                           ------------      -----------

        Total current liabilities                                                                             75,238,151
                                                                                           ------------      -----------


Liabilities subject to compromise (Note 1):
  Accounts payable (Note 1)                                                                  24,865,929
  Accrued liabilities (Note 1)                                                               27,727,101
  Other liabilities (Note 1)                                                                  3,597,254
  Bank debt and other term notes (Note 1 & 4)                                               140,168,425
                                                                                           ------------      -----------

        Total liabilities subject to compromise                                             196,358,709
                                                                                           ------------      -----------

Other noncurrent liabilities (Note 1)                                                                          3,330,674
Long-term debt (Note 1 & 4)                                                                                  148,249,545
                                                                                           ------------      -----------

        Total noncurrent liabilities                                                                         151,580,219
                                                                                           ------------      -----------

Shareholders' equity:
  Preferred stock: $1 par value; authorized
  200,000 shares; issued none Common nonvoting
  stock: $.10 par value; authorized 20,000,000
  shares; issued none Common voting stock: $.10
  par value; authorized 20,000,000 shares; issued
  6,147,518 shares at March 5, 1999 and 6,133,198 shares at May 29, 1998                        614,752          613,320
  Capital in excess of par value                                                             10,890,708       10,800,915
  Retained earnings                                                                         (18,745,266)      15,680,399
                                                                                           ------------      -----------
                                                                                             (7,239,806)      27,094,634
                                                                                           ------------      -----------

                                                                                           $189,118,903     $253,913,004
                                                                                           ============     ============






See notes to consolidated financial statements.                                1

                    THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                              (DEBTOR-IN-POSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS









                                                         TWELVE WEEKS ENDED                    FORTY WEEKS ENDED
                                                  --------------------------------      --------------------------------

                                                      MARCH 5,           MARCH 6,           MARCH 5,           MARCH 6,
                                                       1999               1998               1999               1998
                                                  -------------      -------------      -------------      -------------

Net sales                                         $  94,841,541      $ 105,692,554      $ 353,996,473      $ 408,452,440
                                                  -------------      -------------      -------------      -------------

Operating costs and expenses:
  Cost of goods sold, including
    delivery costs                                   83,672,005         93,762,373        309,567,258        359,503,984
  Selling                                             3,793,284          6,863,380         16,923,494         20,636,929
  General and administrative                          3,830,992          4,394,376         13,668,021         16,546,980
  Depreciation and amortization                       3,034,624          3,427,177         10,158,281         11,341,515
  Product recall charge (Note 10)                     5,100,000                             5,100,000
  Bank financing charge (Note 11)                     2,072,270                             3,209,543
  International restructuring
    charge (Note 8)                                   1,261,406                             9,261,406
                                                  -------------      -------------      -------------      -------------

                                                    102,764,581        108,447,306        367,888,003        408,029,408
                                                  -------------      -------------      -------------      -------------

Income (loss) from operations                        (7,923,040)        (2,754,752)       (13,891,530)           423,032
                                                  -------------      -------------      -------------      -------------


Other expenses (income):
  Interest, net                                       2,969,683          2,757,482         10,733,775          8,583,126
  Other, net                                           (400,715)          (257,652)        (1,687,036)        (1,407,627)
                                                  -------------      -------------      -------------      -------------

                                                      2,568,968          2,499,830          9,046,739          7,175,499
                                                  -------------      -------------      -------------      -------------

Loss from continuing operations
  before income taxes                               (10,492,008)        (5,254,582)       (22,938,269)        (6,752,467)

Income tax expense (benefit)
  (Note 7)                                            8,687,394         (1,805,000)         8,687,394         (2,337,000)
                                                  -------------      -------------      -------------      -------------

Loss from continuing operations                     (19,179,402)        (3,449,582)       (31,625,663)        (4,415,467)

Discontinued operations (Note 9):
  Loss from operations
    of discontinued fresh pork
    division
                                                                          (745,202)                           (3,108,099)

  Loss on disposal of fresh pork
    division (Note 9)                                                                      (2,800,000)
                                                  -------------      -------------      -------------      -------------

Loss from discontinued operations                                         (745,202)        (2,800,000)        (3,108,099)
                                                  -------------      -------------      -------------      -------------


Net loss                                          ($ 19,179,402)     ($  4,194,784)     ($ 34,425,663)     ($  7,523,566)
                                                  =============      =============      =============      =============

Basic and Fully Diluted loss per share
  (Note 5):
   Continuing operations                          ($       3.12)     ($       0.56)     ($       5.15)     ($       0.72)
                                                  =============      =============      =============      =============
   Loss on discontinued operations                                   ($       0.12)     ($       0.46)     ($       0.51)
                                                  =============      =============      =============      =============
   Net loss                                       ($       3.12)     ($       0.68)     ($       5.61)     ($       1.23)
                                                  =============      =============      =============      =============


Weighted average number of shares
  outstanding                                         6,146,226          6,125,734          6,140,819          6,120,381
                                                  =============      =============      =============      =============

See notes to consolidated financial statements.                                2

                    THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                              (DEBTOR-IN-POSESSION)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY









                                                              COMMON STOCK                CAPITAL IN
                                                     ------------------------------       EXCESS OF         RETAINED
                                                        SHARES            AMOUNT          PAR VALUE         EARNINGS
                                                     ------------      ------------     ------------     ------------

Balance, May 30, 1997                                   6,110,480      $    611,048     $ 10,500,213     $ 65,969,270

Net loss                                                                                                   (3,098,549)

Shares issued under employee stock
  purchase plan                                             2,788               279           41,483

Exercise of stock options (Note 6)                          5,000               500           50,750
                                                     ------------      ------------     ------------     ------------


Balance, December 12, 1997                              6,118,268      $    611,827     $ 10,592,446     $ 62,870,721
                                                     ============      ============     ============     ============

Balance, May 29, 1998                                   6,133,198      $    613,320     $ 10,800,915     $ 15,680,399

Net loss                                                                                                  (34,425,663)

Shares issued under employee stock
  purchase plan                                            12,820             1,282           74,568

Exercise of stock options, including
  related tax benefits (Note 6)                             1,500               150           15,225
                                                     ------------      ------------     ------------     ------------

Balance, March 5, 1999                                  6,147,518      $    614,752     $ 10,890,708     ($18,745,266)
                                                     ============      ============     ============     ============


See notes to consolidated financial statements.                                3

                    THORN APPLE VALLEY, INC. AND SUBSIDIARIES
                              (DEBTOR-IN-POSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              FORTY WEEKS ENDED
                                                                                         ------------------------------
                                                                                            MARCH 5,          MARCH 6,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                         1999              1998
                                                                                         ------------      ------------
  Net loss                                                                               ($34,425,663)     ($ 7,523,566)
                                                                                         ------------      ------------
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
  Loss on disposal of fresh pork division (Note 9)                                          2,800,000
  Depreciation                                                                              9,512,666        13,555,276
  Amortization                                                                                645,615           645,615
  Deferred income taxes                                                                                         300,000
  Amortization of bank financing costs (Note 11)                                            3,209,543
  Product recall charge (Note 10)                                                           5,100,000
  International restructuring charge (Note 8)                                               9,261,406
  (Gain) loss on disposition of property, plant and equipment                                 815,216          (234,268)
  Provision for losses on accounts receivable (Note 8)                                       (126,800)          (50,500)
(INCREASE) DECREASE IN ASSETS:
  Accounts receivable                                                                      12,079,911         1,574,851
  Inventories (Note 8 & 10)                                                                12,843,149         6,898,461
  Refundable income taxes                                                                     497,323        (1,797,778)
  Prepaid expenses and other assets                                                          (990,223)          819,362
  Deferred income taxes (Note 7)                                                           10,101,852        (1,743,000)
INCREASE (DECREASE) IN LIABILITIES:
  Accounts payable                                                                         (6,277,339)      (13,826,507)
  Accrued liabilities                                                                      (9,794,480)        3,001,032
  Other current liabilities                                                                   356,634
  Income taxes payable                                                                                       (1,425,403)
  Other non-current liabilities                                                            (1,122,772)
                                                                                         ------------      ------------

  Total adjustments                                                                        48,911,701         7,717,141
                                                                                         ------------      ------------

  Net cash used in operating activities                                                    14,486,038           193,575
                                                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                     (2,758,896)       (8,431,719)
  Proceeds from sale of property, plant and equipment                                       2,546,816         2,366,631
                                                                                         ------------      ------------

 Net cash used in investing activities                                                       (212,080)       (6,065,088)
                                                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                             10,000,000
  Principal payments on long-term debt                                                     (8,739,184)       (2,324,168)
  Net borrowings (payments) under lines of credit                                         (16,301,760)        5,300,000
  Proceeds from employee stock purchase plan                                                   75,850           129,856
  Proceeds from stock options exercised, including related tax benefits                        15,375           117,875
                                                                                         ------------      ------------

  Net cash provided by (used in) financing activities                                     (14,949,719)        3,223,563
                                                                                         ------------      ------------

  Net increase (decrease) in cash                                                            (675,761)       (2,647,950)

  Cash and cash equivalents, beginning of quarter                                           3,072,464         6,028,698

  Cash and cash equivalents, end of quarter                                              $  2,396,703      $  3,380,748
                                                                                         ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest, net of amounts capitalized                                                $  9,087,588      $  8,792,847
                                                                                         ============      ============
     Income taxes paid  (refunded), net                                                  ($10,101,852)     $    308,339
                                                                                         ============      ============


See notes to consolidated financial statements.                                4

        THORN APPLE VALLEY, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ACCOUNTING POLICIES:

  The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position as of March 5, 1999 and May 29, 1998, and the results of operations and cash flows for the periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in Thorn Apple Valley, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 29, 1998. Certain amounts from prior years have been reclassified to conform with the current year presentation. The results for the forty weeks ended March 5, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending May 28, 1999.

NOTE 2 - CHAPTER 11 FILING AND BASIS OF PRESENTATION

On March 5, 1999 (the "Petition Date"), the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Eastern District of Michigan. Management determined that filing the Chapter 11 petition would allow the Company the needed time and flexibility to restructure its operations and provide the time and protection necessary to restructure the Company's funding sources.

Since the Petition Date, the Company has continued in possession of its assets and, as debtor-in-possession, is authorized to operate and manage its business and enter into all transactions (including obtaining services, inventories and supplies) that it could have entered into in the ordinary course of business without approval of the Bankruptcy Court. A statutory Creditors' Committee has been appointed in the Chapter 11 case.

In a Chapter 11 filing, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. For financial reporting purposes, all of the Company's liabilities and obligations have been classified as liabilities subject to compromise under reorganization proceedings in the accompanying balance sheet (see Note 4), due to the fact that their disposition is dependent upon the outcome of the Chapter 11 filing. Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as Debtor-in-Possession. Subsequent to the Petition Date, the Company received permission from the court to pay certain pre-petition liabilities that it deemed essential to maintain the going concern status. Schedules have been filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the Petition Date as reflected in the accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either resolved or adjudicated before the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are subject to a plan of reorganization and accordingly are not presently determinable.

Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases and other contracts, subject to Bankruptcy Court approval. The Company will continue to analyze its executory contracts and may assume or reject additional contracts.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, such realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities, which may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, to maintain compliance with a Post-Petition Loan and Security Agreement, its modifications and extensions (collectively, the "Debtor-in-Possession (DIP) Financing Agreement") (see Note 4) and the ability to obtain sufficient financing sources to meet future obligations.

At this time, a formal plan for reorganization has not been proposed by the Company. However, the Company has sixty (60) days from the Petition Date to formulate and present such a plan to the Bankruptcy Courts.

NOTE 3 - INVENTORIES:

  Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. No provision has been made during the current year for last-in, first-out (LIFO) reserve adjustments. The following is a breakdown of inventories by classifications:

                                                                       MARCH 5,                 MAY 29,
                                                                         1999                     1998
                                                                  -------------------      -------------------
        Supplies                                                        $ 9,492,284               $10,815,336
        Raw materials                                                     3,540,967                11,308,353
        Work in progress                                                  1,582,697                 3,053,048
        Finished goods                                                   24,446,187                36,470,713
                                                                         ----------               -----------
                                                                         39,062,135                61,647,450

        Less: LIFO reserve                                                2,932,000                 2,932,000
                                                                         ----------               -----------
                                                                        $36,130,135               $58,715,450
                                                                        ===========               ===========

Inventory balances are net of applicable Russian and recall reserves (see Note 8 and 10).

NOTE 4- BANK DEBT AND OTHER TERM NOTES:

  Long-term debt consists of the following:

                                                                          MARCH 5,                   MAY 29,
                                                                            1999                       1998
                                                                   -----------------------      ------------------
           Revolving credit agreement                                   $  30,622,864            $  48,556,436
           Term notes                                                      70,000,000               75,000,000
           Revenue bonds                                                    7,146,377                8,196,355
           Subordinated debentures                                         27,250,000               17,250,000
           Obligations under capital leases                                 1,074,944                3,227,211
           Other notes                                                      4,074,240                2,979,367
                                                                       --------------            -------------
                                                                          140,168,425              155,209,369

           Less current portion                                                     0                6,959,824
                                                                       ==============            =============
           Long-term debt                                               $           0            $ 148,249,545
                                                                       ==============            =============

           Bank debt and other term notes                               $ 140,168,425            $           0
                                                                       ==============            =============

A significant portion of the Company's debt is collateralized by substantially all of the Company's assets.

As a result of the Chapter 11 filing, the Company has obtained an interim order that allows it to use Debtor-In-Possession (DIP) financing, which is provided by a consortium of lenders (The "Bank group"). A final hearing date for the DIP financing is scheduled for April 22, 1999. The Bank Group is made up of the same lenders that provided the Company with its revolving credit and term loan financing agreement prior to the Chapter 11 filing.

The terms of the DIP financing are as follows:

         1. A total DIP financing credit line of $47,413,275, which allows the Company to borrow an additional $7 million of new funds. The outstanding amount of the revolving credit line is converted into the DIP financing loan.

         2. Interest on the DIP financing accrues at 2.75% above the prime rate, payable monthly at .75% above the prime rate with the additional 2% due at the end of the DIP financing agreement.

         3. The DIP Facility shall mature and all obligations thereunder shall be repaid in full on the earlier to occur of: a) May 31, 1999, if a letter of intent acceptable to the Lender for the sale of substantially all of the assets of the Company has not been entered into by such date, b) June 30, 1999, if the sale of substantially all of the assets of the Company, pursuant to any such letter of intent has not occurred by such date, and c) the effective date of a plan of reorganization for the Company.

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

 In addition, the Company has various Standby Letters of Credit issued by its bank group. The letters of credit are part of the Revolving Credit and DIP Financing agreements. As of March 5, 1999, the letters of credit in the aggregate totaled $9,790,411 and serve as collateral for the limited obligation revenue bond issue, trade payables and various self-insured payables.

NOTE 5 - EARNINGS PER SHARE OF COMMON STOCK:

  Basic earnings per share of common stock are based on the weighted average number of common shares outstanding during each quarter. Diluted earnings per share are based upon the weighted average number of common shares outstanding after giving effect to all dilutive potential common shares including shares issuable under employee stock option plans and convertible subordinated debentures (if converted, representing an aggregate of 920,000 shares). As a result of the Company's loss from operations during the third quarter and fiscal year-to-date for fiscal years 1999 and 1998 respectively, the calculation of diluted earnings per share excluded the potential common shares issuable under employee stock option plans and convertible subordinated debentures as they would have an anti-dilutive effect on earnings per share.

NOTE 6 - STOCK OPTION PLANS:

  The Company's 1996 Employee Stock Option Plan authorized the Company's Stock
   Option Committee to grant options for up to 600,000 shares of the Company's common stock to present or prospective employees. At March 5, 1999, there were 403,500 options granted but not exercised at prices of $5.00, $7.50, $10.25 and $15.81 per share and 196,500 shares remained to be granted under the 1996 Plan.

  At March 5, 1999, there were 631,200 options granted but not exercised at prices of $10.25, $17.00, $23.00 and $26.00 per share and 141,000 options granted but not exercised at prices of $2.56 and $19.67 per share under the 1990 and 1982 Employee Stock Option Plans, respectively. Under the 1990 plan, 196,500 shares remain to be granted. No shares remain to be granted under the 1982 plan.

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

NOTE 7 - INCOME TAXES:

 The Company has established a valuation allowance in accordance with the provision of FASB Statement No. 109, Accounting for Income Taxes. The valuation allowance was increased at March 5, 1999 to offset the estimated benefit resulting from the loss incurred during fiscal 1999. In addition, during the third quarter ending March 5, 1999, the Company also increased its valuation allowance by $8,676,453 which offsets the deferred tax asset. The Company will continue to review the adequacy of the valuation allowance and will recognize the future tax benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

NOTE 8 - INTERNATIONAL RESTRUCTURING:

 The Company had exported a portion of its hot dog production to Russia. As a result of the economic and political instability in Russia, including the rapid devaluation of its currency, the Company's continued ability to transact business in this region is uncertain. During the second quarter ending December 11, 1998, the Company recorded a reserve of $8.0 million, of which $6.0 million is related to the uncertain collection of Russian accounts receivable and $2.0 million was charged against inventory resulting from a decline in market value. During the third quarter ending March 5, 1999, the Company recorded an additional $1.3 million reserve for additional losses incurred related to the further decline in inventory value.

NOTE 9 - DISCONTINUED OPERATIONS:

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

NOTE 10 - PRODUCT RECALL:

 On December 30, 1998, the Company, in conjunction with the United States
  Department of Agriculture (USDA), temporarily suspended its operations at its Forrest City, Arkansas plant, as a result of the detection of a bacteria known as Listeria.

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

 "On April 13, 1999, the U.S. Department of Agriculture issued a press release headlined "USDA Declares Product From Thorn Apple Valley Unfit for Human Consumption". That press release indicated that the USDA had determined that the approximately 10 million pounds of product that had been produced by the Company's Forest City Arkansas plant and is now held in storage as a result of the recall could not be resold for human consumption. Because the Company has fully reserved for its inability to sell that product, the substance of the USDA's press release had no effect on the Company's financial statements. The broad headline of the press release has, however, adversely affected the Company's relationships with consumers and its customers."

 As a result, the Company recorded in the third quarter ending March 5, 1999, a charge of $5.1 million related to the recall. Approximately, $3.1 million of the charge is related to the write-down of the Company's remaining Russian hot dog inventory that was included in the recall. The additional $2 million of the charge is related to the write-off of inventory on hand at the time of the recall, expenses related to the recall and credits issued to customers for returned products.


NOTE 11 - BANK FINANCING CHARGE:

 The Company had significant expenses that it had incurred with the Bank Group, in financing its business. The Company was amortizing these expenses over the life of the loan. In September 1998, the Bank Group changed the date of maturity of the related loans. As a result of this change, a more rapid amortization of these financing costs occurred. Subsequently, on March 5, 1999, the Company filed a petition for Chapter 11 Bankruptcy. As a result of this filing, the Company elected to write-off the remaining unamortized portion of the financing costs. Due to the significant amount of these costs, the Company has reclassified this charge to a separate expense line item in the Consolidated Statements of Operations for the Quarter Ending March 5, 1999. The following schedule illustrates the amortized amounts previously included in general and administration expense:

                  First Quarter Ending: September 18, 1998                      $  465,750
                  Second Quarter Ending: December 11, 1998                      $  671,523
                                                                                ----------
                  Total amortized Bank Financing Costs                          $1,137,273
                  Year-to-Date Expense, Ending March 5, 1999                    $3,209,543
                                                                                ----------
                  Third Quarter Ending: March 5, 1999                           $2,072,270

                            THORN APPLE VALLEY, INC.
                             (DEBTOR-IN-POSSESSION)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



         Thorn Apple Valley, Inc., debtor-in-possession, referred to hereinafter collectively with its predecessors and subsidiaries as the ("Company") is a major producer of processed meat and poultry products in the United States. The Company is engaged in a single segment business with one principal product category: processed meat and poultry products. The Company's processed meat products operations engages in the production and sale of consumer-brand labeled, packaged meat and poultry products, such as bacon, hot dogs and lunch meats, hams, smoked sausages and turkey products. The Company markets its processed meat products under premium and other proprietary brand labels including "Thorn Apple Valley," "Colonial", "Corn King", "Wilson Certified" and "Cavanaugh Lakeview Farms", as well as under customer-owned private labels with major supermarket chains and other customers. The Company sells its products principally to wholesalers, supermarkets and other manufacturers throughout the United States and in selected international markets.

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

PROCEEDINGS UNDER CHAPTER 11

         On March 5, 1999, (the "Petition Date"), the Company commenced a reorganization case by filing a voluntary petition (the "Chapter 11 Petition") for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Code (as amended from time to time, the "Bankruptcy Code") in the United States Bankruptcy Court in the Eastern District of Michigan (the "Bankruptcy Court"), case number 99-43645. Management determined that the filing of the Chapter 11 Petition would allow the needed time and flexibility to restructure the Company's operations and provide the time and protection necessary to restructure the Company's funding sources.

         Since the Petition Date, the Company has continued in possession of its assets and, as debtor-in-possession, is authorized to operate and manage its business and enter into all transactions (including obtaining services, inventories and supplies) that it could have entered into in the ordinary course of business without approval of the Bankruptcy Court. A statutory Creditors' Committee has been appointed in the Chapter 11 case.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, such realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities, which may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, to maintain compliance with a Post-Petition Loan and Security Agreement, its modifications and extensions (collectively, the "Debtor-in-Possession (DIP) Financing Agreement") (see Note 4) and the ability to obtain sufficient financing sources to meet future obligations.

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

  TWELVE WEEKS ENDED MARCH 5, 1999 COMPARED TO TWELVE WEEKS ENDED MARCH 6, 1998


         The Company's loss from continuing operations for the third quarter ended March 5, 1999 was approximately $19.2 million compared with a loss from continuing operations of approximately $3.5 million for the comparable prior year period. The increase in the loss is primarily attributable to the write-off of expenses related to: 1) the product recall charge of $5.1 million (see Note
10), 2) the amortization of bank financing costs of $2.1 M (see Note 11), 3) the recording of a valuation allowance against the deferred tax asset (see Note 7) and 4) the charge related to the Company's Russian operations of approximately $1.3 M (see Note 8). In addition, sales volume was down due to reduced production capacity (see Note 10) and a significant reduction of our export hot dog business.

         Net sales in the third quarter of fiscal 1999 decreased $10.9 million or 10.3% as compared to the third quarter of fiscal 1998. The reduction in processed meat sales dollars is attributable to lower average selling prices and lower unit sales of 5.0% and 5.9%, respectively. The decrease in average selling price is primarily attributable to lower raw material prices for hams and pork bellies. The Company's unit volume decreased primarily as a result of increased domestic competition and the unexpected fall-off of sales to Russia in August of fiscal 1998 as a result of the political and economic instability in that region. The Company was selling approximately 1.5 million pounds of hot dogs per week to Russia. It is uncertain as to whether or when these sales will resume.

         Cost of goods sold (including delivery costs) decreased by $10.1 million, or 10.8%, primarily as a result of the decrease in the cost of hams and pork bellies, referred to above, and a decrease in processed meat tonnage sold of approximately 6.3 million pounds or 5.9%. As a percentage of net sales, cost of goods sold decreased to 88.2% from 88.7%.

         Selling expenses decreased approximately $3.1 million, or 44.7%. As a percentage of net sales, selling expenses decreased to 4.0% from 6.5%. General and administrative expenses decreased $.6 million, or 12.8%. As a percentage of net sales, general and administrative expenses decreased to 4.0% from 4.2%. The decrease in Selling, General and Administration expenses is primarily the result of a cost reduction program put in place during the second quarter of fiscal 1999.

         The Company did not recognize the future tax benefit associated with the operating loss in the third quarter of fiscal 1999. The Company will recognize a future tax benefit only as reassessment indicates it is more likely than not that the benefit will be realized.

         The loss from discontinued operations for the second quarter of fiscal year 1998 is the loss from the fresh pork operations that the Company previously exited. In the second quarter of fiscal 1999, the Company recorded an additional $2.8 million loss on disposal of its fresh pork division. The additional loss was the result of declining values of its remaining frozen pork inventory.

         The loss per share of common stock from continuing operations was $3.12 per share compared to a loss per share of $.56 per share in the prior year period. The increase in loss per share is primarily due to decreased profitability resulting from factors discussed above.

         The results for the twelve weeks ended March 5, 1999 are not necessarily indicative of the results to be expected for fiscal 1999.

   FORTY WEEKS ENDED MARCH 5, 1999 COMPARED TO FORTY WEEKS ENDED MARCH 5, 1998


         The Company's loss from continuing operations for the forty weeks ended March 5, 1999 was approximately $31.6 million compared with a loss from continuing operations of approximately $4.4 million for the comparable prior year period. The increase in the loss is to the write-off of expenses related to: 1) the product recall charge of $5.1 million (see Note 10), 2) the amortization of bank financing costs of $ 3.2 M(see Note 11), 3) the recording of a valuation allowance against the deferred tax asset (see Note 7) and 40 the charge related to the Company's Russian operations of approximately $9.3 M (see
Note 8). In addition, sales volume was down due to reduced production capacity (see Note 10) and a significant reduction of our export hot dog business.

         Net sales for the first three quarters of fiscal 1999 decreased $54.5 million or 13.3% as compared to the first three quarters of fiscal 1998. The reduction in processed meat sales dollars is attributable to lower average selling prices and lower unit sales of 8.7% and 5.4%, respectively. The decrease in average selling price is primarily attributable to lower raw material prices for hams and pork bellies. The Company's unit volume decreased primarily as a result of increased domestic competition and the unexpected fall-off of sales to Russia in August as a result of the political and economic instability in that region.

         Cost of goods sold (including delivery costs) decreased by $50 million, or 14%, primarily as a result of the decrease in the cost of hams and pork bellies, referred to above and a decrease in processed meats tonnage sold of approximately 18.2 million pounds or 5.4%. As a percentage of net sales, cost of goods sold decreased to 87.4% from 88.0%.

         Selling expenses decreased approximately $3.7 million, or 18.0%. As a percentage of net sales, selling expenses decreased to 4.8% from 5.1%. General and administrative expenses decreased $2.9 million, or 17.4%. As a percentage of net sales, general and administrative expenses decreased to 3.9% from 4.1%. The decrease in Selling, General and Administrative expenses is primarily the result of a cost reduction program put in place during the last two fiscal years.

         The Company did not recognize the future tax benefit associated with the operating loss for the first two quarters of fiscal 1999. The Company will recognize a future tax benefit only as reassessment indicates it is more likely than not that the benefit will be realized.

         The loss from discontinued operations for the forty weeks of fiscal year 1998 is the loss from the fresh pork operations that the Company previously exited. In the second quarter of fiscal 1999, the Company recorded an additional $2.8 million loss on disposal of its fresh pork division. The additional loss was primarily the result of declining values of its remaining frozen pork inventory.

         The loss per share of common stock from continuing operations was $5.15 per share compared to a loss per share of $.72 per share in the prior year period. The increase in loss per share is primarily due to decreased profitability resulting from factors discussed above.

         The results for the forty weeks ended March 5, 1999 are not necessarily indicative of the results to be expected for fiscal 1999.

FINANCIAL CONDITION


   At March 5, 1999, the Company had a revolving credit agreement with a consortium of financial institutions whereby it could borrow, subject to a borrowing base formula in the aggregate up to $80.0 million, of which $30.3 million was drawn upon and $9.7 million was used to support letters of credit. Borrowings under the revolving credit agreement are used when needed to finance increases in the levels of inventories and accounts receivable resulting from seasonal and other market-related fluctuations in raw material costs and quantities. The demand for seasonal borrowings usually peaks in early December when ham inventories and accounts receivable are at their highest levels, and these borrowings are generally repaid in January when the accounts receivable generated by the sales of these hams are collected.

         As a result of the Chapter 11 filing, on March 11, 1999, the Company has obtained an interim order that allows it to use Debtor-In-Possession (DIP) financing, which is provided by a consortium of lenders (The "Bank group"). A final hearing date for the DIP financing is scheduled for April 22, 1999. The Bank Group is made up of the same lenders that provided the Company with its revolving credit and term loan financing agreement prior to the Chapter 11 filing.

                  The terms of the DIP financing are as follows:

                         1. A total DIP financing credit line of $47,413,275, which allows the Company to borrow an additional $7 million of new funds. The outstanding amount of the revolving credit line is converted into the DIP financing loan.

                         2. Interest on the DIP financing accrues at 2.75% above the prime rate, payable monthly at .75% above the prime rate with the additional 2% due at the end of the DIP financing agreement.

                         3. The DIP Facility shall mature and all obligations thereunder shall be repaid in full on the earlier to occur of: a) May 31, 1999, if a letter of intent acceptable to the Lender for the sale of substantially all of the assets of the Company has not been entered into by such date, b) June 30, 1999, if the sale of substantially all of the assets of the Company, pursuant to any such letter of intent has not occurred by such date, and c) the effective date of a plan of reorganization for the Company.


         The Company's business is characterized by high unit sales volume and rapid turnover of inventories and accounts receivable. Because of the rapid turnover rate, the Company considers its inventories and accounts receivable to be highly liquid and readily convertible into cash. The Company's debt is collateralized by substantially all of the Company's assets.

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

         At March 5, 1999, the Company had approximately $2.4 million in cash. Cash provided by operations during the forty weeks ended March 5, 1999 was approximately $14.5 million. Cash available at the beginning of the quarter, less cash used in operations, plus cash acquired from financing activities, was used principally to pay down borrowings of other long-term debt of approximately $8.7 million and to fund net capital expenditures of $.2 million.

         "On April 13, 1999, the U.S. Department of Agriculture issued a press release headlined "USDA Declares Product From Thorn Apple Valley Unfit for Human Consumption". That press release indicated that the USDA had determined that the approximately 10 million pounds of product that had been produced by the Company's Forest City Arkansas plant and is now held in storage as a result of the recall could not be resold for human consumption. Because the Company has fully reserved for its inability to sell that product, the substance of the USDA's press release had no effect on the Company's financial statements. The broad headline of the press release has, however, adversely affected the Company's relationships with consumers and its customers."

YEAR 2000

         The Year 2000 Issue is a result of computer programs that were written using two digits rather than four digits to define the applicable year. If the Company's computer programs and other systems with date sensitive functions are not Year 2000 compliant, they may recognize the year input as "00" to be defined as the year 1900 and not the appropriate year 2000. This could result in a system failure or related miscalculations causing potential disruptions in operations, including but not limited to, a temporary inability to process daily transactions. The Company has evaluated its Year 200 state of readiness by identifying three major components: internal information technology systems, non-information technology systems (including internal embedded chip technology) and third party risks.

     Internal Information Technology Systems

         The Company has initiated a Year 2000 compliance program, utilizing its internal Information Systems Tech Team, which has established a process for evaluating and managing the potential risks and costs associated with the Year 2000 Issue. In fiscal 1996, the Company completed a two-year project that re-engineered some key financial and logistics systems, a majority of which are now believed to be Year 2000 compliant. Such systems believed to be Year 2000 compliant are the: Order Entry Invoicing, Accounts Receivable, Accounts Payable, General Ledger, Fixed Assets, Electronic Data Interchange (EDI) and Inventory Warehouse Control systems. However, the Company is aware of two systems that are not Year 2000 compliant: the Payroll and Human Resource systems. These systems are expected to be Year 2000 compliant by the fall of calendar year 1999. Based on this information, the Company believes that it will be in full compliance with its internal information technology systems before the year 2000. Because a substantial portion of the Company's internal information technology systems are believed to, or will be Year 2000 compliant, contingency plans have not been established. Since each of the above described internal information technology systems have either been made compliant or will be made compliant by the Company's internal Information Systems department, the cost associated with the Year 2000 compliance program are not deemed to be material and have been treated for accounting purposes as expenses incurred through the normal course of operations.

      Non-financial and Internal Embedded Chip Technology

         The Company is in the data gathering phase with regards to internal embedded chip technology and the impact of the Year 2000 Issue on its non-financial technology systems. The Company believes that a substantial portion of its internal embedded chip technology as well as other non-financial technology systems are Year 2000 compliant. The Company will be making inquiries with its providers of alarm and other related security systems to ensure that these systems are Year 2000 compliant. Management believes that even if the Company is unable to achieve Year 2000 compliance for its major non-financial technology systems, Year 2000 Issues that may result, will not have a material impact on the operations of the Company. In light of this assessment, the Company does not have a contingency plan in place for either its non-financial or internal embedded chip technology systems risks.

     Third Party Risks

         The Company has identified and is in the process of contacting its major customers, vendors and financial services organizations to determine the extent to which the Company's operations and interface systems would be vulnerable to those third parties failure to remedy their own Year 2000 Issues. The Company has implemented and is currently using a conversion program, with regards to its EDI system that will convert non-Year 2000 information into our Year 2000 compliant format. The Company's EDI system is used to receive purchase orders from its customers. In the event that some of the Company's customers are not Year 2000 compliant, management does not foresee any interruptions in its order entry system due to the fact that a contingency plan is in place to take the orders manually. Management believes that, while the Company could experience temporary delays in collecting receivables from its customers or receiving shipments from its suppliers, the impact of such delays will not be significantly impact its business.


EXHIBITS AND REPORTS ON FORM 8-K

         There was one report filed on form 8-K for the period ending March 5, 1999. The report was filed on March 9, 1999 and discussed matters related to the filing of a voluntary petition by the Company, for Chapter 11 bankruptcy.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         THORN APPLE VALLEY, INC.
                                         (Registrant)




Date:  April 19, 1999               By:         \s\Louis Glazier
       --------------                   -------------------------------
                                        Louis Glazier
                                        Executive Vice President of
                                         Finance and Administration
                                        Chief Financial Officer

                                 EXHIBIT INDEX

     EXHIBIT                         DESCRIPTION
     -------                         -----------
      EX-27                          FINANCIAL DATA SCHEDULE